Form 10-K
period 1993-12-31
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1994-03-04
CIK 806086

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1993

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-15160

                     ADVANCED TECHNOLOGY LABORATORIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               91-1353386
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     22100 BOTHELL-EVERETT HIGHWAY
             P.O. BOX 3003
          BOTHELL, WASHINGTON                          98041-3003
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 487-7000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


  On February 25, 1994, the aggregate market value of the voting stock held by non affiliates of the registrant was $164,814,272 based upon the closing sale price of $16.00 per share on the Nasdaq National Market on such date.

  Number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding as of February 25, 1994: 10,517,736.

          DOCUMENTS INCORPORATED BY REFERENCE                   PART
          -----------------------------------                   ----
      Proxy Statement for the 1994 Annual General       Part III (Items 10-13)
       Meeting of Shareholders

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I..................................................................     1
 ITEM 1.      Business...................................................     1
 ITEM 2.      Properties.................................................    12
 ITEM 3.      Legal Proceedings..........................................    13
 ITEM 4.      Submission of Matters to a Vote of Security Holders .......    14
 PART II.................................................................    14
 ITEM 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    14
 ITEM 6.      Selected Financial Data....................................    15
 ITEM 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    16
 ITEM 8.      Financial Statements and Supplementary Data................    21
 ITEM 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................    39
 PART III................................................................    39
 ITEMS 10-13. Directors and Executive Officers of the Registrant.........    39
 PART IV.................................................................    39
 ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................    39

                                     PART I

ITEM 1. BUSINESS

STRUCTURE OF THE COMPANY

  Advanced Technology Laboratories, Inc. ("ATL" or the "Company") is engaged in the high-technology electronic medical systems business. ATL develops, manufactures, markets and services diagnostic medical ultrasound systems worldwide. Prior to June 26, 1992, ATL was named Westmark International Incorporated ("Westmark"). In February 1992, Westmark announced that its Board of Directors would recommend to its shareholders that Westmark be divided into two separate, publicly-traded companies, one engaged in the diagnostic ultrasound business ("ATL") and the other, SpaceLabs Medical, Inc. ("SpaceLabs"), engaged in the patient monitoring and clinical information systems business. The recommendation was approved by the shareholders of Westmark at the 1992 Annual General Meeting and the tax-free distribution of SpaceLabs stock to the shareholders was effected on June 26, 1992. Concurrently, Westmark changed its name to Advanced Technology Laboratories, Inc., the same name as that of its major operating subsidiary.

COMPANY HISTORY

  ATL was founded in 1969 and acquired by Squibb Corporation ("Squibb") in 1980. In 1982 Squibb acquired Advanced Diagnostic Research Corporation ("ADR") and A.B. Kranzbuehler ("Kranzbuehler") and integrated these businesses with ATL's operations. ADR, based in Tempe, Arizona, was an established leader in the manufacture of real-time ultrasound systems for obstetrical and abdominal applications. Kranzbuehler, based in Solingen, Germany, manufactured ultrasound products and distributed products of ADR and its own manufacture throughout Europe. Westmark was incorporated in 1983 as a wholly owned subsidiary of Squibb and became the holding company for Squibb's high technology medical equipment businesses, ATL and SpaceLabs, in November 1986. On January 2, 1987, Squibb distributed to Squibb shareholders the shares of Westmark common stock (the "Common Stock") as a dividend.

  ATL subsequently acquired two ultrasound based businesses; Nova MicroSonics in 1988 (which currently operates as a division of ATL), and Precision Acoustic Devices ("PAD") in 1990. Nova MicroSonics, located in Mahwah, New Jersey, manufactures and markets real time and off-line acquisition and measurement products for use in ultrasound data and image management by hospitals, labs, clinics and physician offices. PAD, located until recently in Fremont, California, develops, manufactures and supplies high-performance ultrasound transducers to industrial and medical imaging markets. In March 1993, the Company decided to relocate PAD's Fremont operations to Bothell, Washington and to sell the OEM transducer business of PAD to Blatek, Inc., a transducer company in State College, Pennsylvania. The relocation of PAD to Bothell was completed in August 1993. On February 10, 1994 the Company announced that it had entered into a Merger Agreement with Interspec, Inc., a manufacturer of medical diagnostic ultrasound systems and transducers. See ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION-- Subsequent Event on page 20.

THE ULTRASOUND BUSINESS

  ATL develops, manufactures, markets and services diagnostic medical ultrasound systems that are widely used in a number of medical applications to assist the physician in monitoring and diagnosing a variety of conditions, such as tumors, inflammations, obstructions, cardiovascular diseases and fetal development. Ultrasound systems provide a safe, noninvasive and painless means of observing soft tissues and internal body organs and assessing blood flow through the heart and vessels. ATL is one of the leading suppliers of diagnostic ultrasound systems in the world. Its Ultramark(R) product line serves all major diagnostic ultrasound clinical markets--radiology, cardiology, obstetrics/gynecology ("OB/GYN") and vascular medicine.

  The Company believes that it has become a worldwide leader in ultrasound technology through its proprietary position in digital, broad bandwidth beamforming and broad bandwidth scanhead technologies.

  Diagnostic ultrasound systems, which are sold for use in hospitals, clinics and physicians' offices, represented an estimated $1.9 billion worldwide market in 1993. The total medical imaging industry is estimated to be over $8.4 billion worldwide in 1993.

ULTRASOUND TECHNOLOGY

 Medical Applications

  Medical ultrasound systems obtain images of the interior of the body by focusing high-frequency sound waves at the organs, soft tissues and vasculature being examined. Echoes are created as the sound waves are reflected from internal structures of differing acoustic properties. These echoes are gathered and electronically processed by the transducer (scanhead) of the ultrasound system. Repeated scanning of the interior of the body at very high speeds produces moving, two-dimensional, black and white video images in real time. Ultrasound information can be captured on film or paper or stored on videotape or portable digital media such as floppy or optical discs.

  In addition to black and white imaging functions (also known as grayscale or two-dimensional imaging), ultrasound systems can analyze blood flow characteristics using the Doppler principle. Doppler technology allows the measurement and display of the velocity and direction of blood flow through vessels or between chambers of the heart. This information is typically displayed in a graphical format. Color Doppler, introduced in the mid-1980s, permits visualization of blood flow by superimposing a color depiction of blood flow on the grayscale image of the tissue or vessel structure. Blood flow toward the scanhead is presented as one color and flow away from the scanhead is presented as a different color, with velocity presented as gradations of these colors or intensities.

  Ultrasound offers several important advantages compared with other medical imaging modalities.

  Safety. Physicians can often diagnose disease without using invasive materials, ionizing radiation or exploratory surgery.

  Cost effectiveness. Ultrasound is generally less expensive to purchase, costs less per patient examination, and requires little or no patient preparation compared to other imaging modalities such as computed tomography ("CT"), magnetic resonance imaging and positron emission tomography ("P.E.T.").

  Real-time. Ultrasound examinations provide the physician with live, real-time images of anatomy and physiology, which yield more diagnostic information and can facilitate a faster diagnosis than static images of other imaging modalities.

  In contrast to high-energy modalities such as x-ray and gamma-ray systems, ultrasound has difficulty imaging through air or bone and generally does not image the skeletal structure. Due to acoustic properties such as scattering or attenuation, ultrasound may not provide the clarity of more expensive modalities in certain applications. However, by reason of its clinical efficacy and safety, ultrasound is often the first imaging examination ordered by a diagnosing physician and is typically the preferred imaging method for soft tissues examination.

PRINCIPAL COMPONENTS

  Beamformer. The process leading to the formation of an ultrasound image begins in the beamformer. The beamformer acts as the acoustic "lens" and steers, focuses and processes the ultrasound signals provided by the scanhead. The beamformer's complex electronics can account for a significant portion of the cost of the entire system. Historically, ultrasound systems have been based on analog beamformers which process signals in a continuous, wave-like form. ATL has pioneered the development of digital beamformers, which digitize the signals returning from the body prior to processing. For a discussion of ATL's digital beamformer technology, see "ATL's Products."

  Scanhead. The scanhead, a hand-held device placed against the patient's skin, transmits the sound wave and receives echoes back from the body. A piezoelectric transducer, a component within the scanhead, converts the electrical signals from the beamformer into transmitted sound waves and the returning sound waves (echoes) back into electrical signals for processing by the beamformer.

  Scanheads are categorized according to the five major technologies employed: phased array, annular array, linear array, curved array and mechanical scanheads. Images are acquired and displayed in three different image formats: sector (pie-shaped), linear (rectangular) or trapezoidal. Scanheads are also categorized by their ability to process a range, or bandwidth, of frequencies. Scanheads which, in conjunction with the beamformer, are capable of transmitting and receiving a band of frequencies which is at least 65% of a band defined by the scanhead's fundamental frequency are considered by ATL to be broad bandwidth scanheads. Broad bandwidth scanheads capture more acoustic information for processing and display by the ultrasound system.

  Each of the five scanhead technologies offers certain clinical advantages in specific applications. Phased arrays, linear arrays and curved arrays are electronically controlled, which permit the simultaneous use of Doppler, color Doppler and grayscale imaging. Mechanical scanheads perform mechanical scanning and generally provide a wide range of imaging frequencies at a relative low cost. Mechanical scanheads are increasingly being replaced by high-performance annular arrays and electronic arrays. Annular array, a type of mechanical scanhead, offers the highest resolution of any scanning technology through its ability to image the thinnest cross-sectional slice of anatomy. Thin slice imaging ability may be enhanced for electronic arrays by providing two dimensions of array elements which perform what is known as elevation focusing.

  A number of specialty scanheads have been developed in recent years which employ one or more of these scanning technologies. These include intravaginal scanheads for imaging general pelvic anatomy, transrectal and prostate scanheads, bi-plane scanheads (a scanhead able to alternate between two different planes or cross-sectional views) and transesophageal echocardiography ("TEE") scanheads for cardiovascular scanning from the esophagus and stomach without interference from ribs, lungs or surrounding cartilage.

  Scanhead technology is becoming more complex and highly specialized. Consequently, the cost of scanheads represents an increasing proportion of the total cost of an ultrasound system.

PRINCIPAL MARKETS

  The worldwide ultrasound market is typically categorized by clinical application, price range and geographic area.

  Clinical Applications. Ultrasound products are used in four primary medical applications: radiology, cardiology, OB/GYN (including perinatology), and vascular applications.

  RADIOLOGY. The radiology application, at approximately 42%, is the largest market for ultrasound equipment. The major radiology markets are in the United States and Europe. Most radiology examinations are conducted in hospitals or large imaging centers.

  In radiology, ultrasound is used to obtain diagnostic information on organs and soft tissue, particularly in the abdomen. It is also used to ascertain fetal development, to guide tissue biopsies and to visualize blood flow. Color Doppler is a standard feature on most high performance radiology ultrasound systems.

  A substantial portion of the radiology market also requires systems which include cardiac imaging capabilities. In the United States and Canada this market segment is often referred to as the shared service market. Most community or small hospitals without a dedicated cardiology department fall into this category. In Europe, the internal medicine segment requires systems which include cardiac imaging capability.

  CARDIOLOGY. The cardiology ultrasound, or echocardiography, application, at approximately 30%, is the second largest market for ultrasound systems. Most dedicated echocardiography system sales occur in the United States, Western Europe, and the more developed Asian and Latin American markets. While most cardiology system sales are to hospitals, the cardiology office practice represents a significant and growing share of the market for echocardiography equipment.

  Cardiologists use ultrasound as a noninvasive means of capturing real-time images of the heart and its valves. These images, together with various Doppler techniques, help the physician assess heart function as well as congenital and valvular disease. With new advances in scanheads plus acquisition and image display technology, echocardiography is a useful tool for the detection and assessment of coronary artery disease. Ultrasound has also been shown to be valuable in assessing the effectiveness of drug therapy and intervention for the heart attack patient.

  OB/GYN AND PERINATOLOGY. The third largest market for ultrasound systems is the OB/GYN and perinatology application, at approximately 17%. The majority of OB/GYN ultrasound system sales are to office-based practitioners in the United States, Western Europe, and the more developed Asian markets. Perinatology is a clinical specialty dedicated to high risk obstetrics. Most perinatology ultrasound sales are to hospitals and institutions in the United States.

  Ultrasound is the preferred imaging technology for the assessment of fetal development since it is noninvasive and involves no ionizing radiation. Ultrasound is also used for general gynecological and infertility examinations. The introduction of the intravaginal scanhead in the 1980s expanded the usefulness of ultrasound for first-trimester obstetrical studies and the diagnosis of ectopic pregnancies. The advent of ATL's broadband digital imaging technology with the ESP option (see "ATL's Products") has enabled physicians to visualize details of fetal development at earlier stages of pregnancy than had previously been possible.

  VASCULAR. The smallest of the primary clinical markets for ultrasound systems, at approximately 5%, is the vascular ultrasound application, primarily located in the United States and Western Europe. Most vascular ultrasound examinations are performed in hospitals.

  Vascular ultrasound studies utilize real-time imaging, Doppler and color Doppler information to identify plaque deposits and their characteristics, clots, and valve competence in blood vessels. Most vascular examinations are performed on the body's extremities, cerebrovascular and deep abdominal regions.

  Price Ranges. The world ultrasound market can be divided into five segments based on broad price ranges. Each market segment is characterized by the level of system performance and the number of scanheads and features.

  PREMIUM PERFORMANCE. The premium market segment, at 13% of the world market, is characterized by ultrasound systems that typically sell for over $150,000 per unit. These systems provide the physician with superior definition of subtle tissue characteristics and incorporate high resolution gray scale imaging, advanced color and spectral Doppler capability, image acquisition storage, display and review capability, advanced automation capabilities, and other features providing additional clinical utility. Typically, systems sold in the premium market are equipped with a wide variety of specialty scanheads.

  HIGH PERFORMANCE. The high performance market, at 35% of the world market, is characterized by systems with high resolution gray scale imaging and advanced color and spectral Doppler capabilities. Systems in this market segment sell between $120,000 to $150,000 per unit and generally include advanced measurement and analysis software, image review capabilities, and a variety of scanhead offerings.

  MID-RANGE COLOR. This mid-range market segment, at 25% of the world market, is characterized by ultrasound systems that sell between $80,000 and $120,000 per unit. These units are basic gray scale imaging, color and spectral Doppler systems used for standard routine examinations and utilize a minimum number of scanheads. Refurbished premium systems and high performance systems with fewer purchased optional features are also sold in this price range.

  MID-RANGE GRAY SCALE. This mid-range market segment, at 17% of the world market, is characterized by black and white imaging systems with spectral Doppler and some calculation and report features. Many of these systems are sold to small hospitals and clinics and are used in radiology and OB/GYN applications. Systems in this market segment sell at prices ranging from $40,000 to $80,000.

  LOW-END. The low-end market segment, at 10%, is characterized by basic black and white imaging systems that sell below $40,000 per unit. These systems provide limited diagnostic information and are used primarily for monitoring fetal development and in other radiology and OB/GYN applications. Most of these systems are sold to private office practitioners and small hospitals. Due to the growing acceptance and affordability of color Doppler systems, units with only greyscale capability represent the slowest growing portion of the market.

  Geographic Areas. The ultrasound market is divided into four major geographic markets.

  UNITED STATES. The United States, at 38% of the market, accounts for the largest portion of ultrasound sales. This market is characterized by its emphasis on high performance systems driven by competition for patient referrals. These factors encourage the rapid adoption of new technology.

  EUROPE. The European market, at 29% of the market, is the second largest market for ultrasound systems. European health care systems are more centralized than the United States market and are often subject to more rigid governmental regulation.

  JAPAN. This market accounts for approximately 16% of worldwide ultrasound sales. Its complex distribution system is highly competitive and Japanese manufacturers account for almost all sales.

  ASIA PACIFIC, LATIN AMERICA AND CANADA. The remaining geographic areas of the world account for approximately 17% of the market. The Australian and Canadian markets are similar in structure to those of the European countries. Parts of Asia and Latin America represent some of the fastest growing areas for high performance and mid-range ultrasound products. The remainder of this group are mostly developing countries with limited resources to devote to health care. Many ultrasound systems sold in these regions are mid-range systems, refurbished systems or new low-priced Japanese systems.

  Emerging Opportunities. Growth in the ultrasound industry has depended upon and been fueled by the emergence and adoption of new technologies which increase the diagnostic information available to the clinician, thereby expanding the use of ultrasound for both existing and new clinical applications. Most recently, the adoption of color Doppler technology made a major impact on industry growth during the latter half of the 1980s. ATL believes that numerous emerging ultrasound technologies offer future growth opportunities. For example, broad bandwidth ultrasound imaging, if proven effective for tumor characterization, may spur growth in oncology and radiology applications; three-dimensional ultrasound display may assist the assessment of heart conditions and fetal abnormalities; and miniature ultrasound scanheads coupled with laparoscopic technology may help guide minimally invasive therapy. There can be no assurance that the Company will pursue these opportunities or, if it does so, that its efforts will result in viable products.

  In 1993 new emerging opportunities began to become apparent. The economic and regulatory environment of healthcare in many of the more highly industrialized countries has created a situation where significant growth opportunities for ultrasound are located in emerging nations and are premised upon increasing demand for mid-range products. Companies positioned to take advantage of these evolving market dynamics will be characterized by a distribution system of considerable scope and an offering of a variety of value oriented products.

ATL'S PRODUCTS

  The Company's focus is on developing new technologies, both to improve the performance of its products and to advance the clinical application of ultrasound. The performance of ultrasound products is determined primarily by the type of beamforming and scanhead technologies utilized. ATL has established an important proprietary position in digital beamforming and broad bandwidth scanhead technologies. ATL believes these technologies enable physicians to diagnose disease and other conditions with significantly greater certainty and offer the potential to extend the use of ultrasound into new clinical applications.

  The Company has pioneered the development of digital beamforming ultrasound technology since the introduction of its digital Ultramark 9 system in 1988. In November 1993, General Electric joined this exclusive category with the introduction of its own line of digital ultrasound products, the second company to do so.

  ATL's digital beamformer can process the full bandwidth of frequencies returning through the scanhead while exactly preserving the returning signal information. Other manufacturers utilize analog technology to process signals returning from the body. Analog beamformer technology limits the range or integrity of bandwidth which the beamformer can process at one time. This inherent limitation leads analog beamformer companies toward offerings of multiple frequency scanheads, by which a full signal band can be acquired through serial scans as the frequency band is changed or stepped. Analog beamformers are also subject to variations and tolerances of analog components which can distort and weaken the ultrasound signal.

  In ATL's digital beamformer the broadband signals returning from the body are converted into a numerical sequence of ones and zeros, or digitized, preserving the quantity and quality of the diagnostic information contained within the signal's broad bandwidth. The principal functions of ATL's digital beamformer are performed by application-specific integrated circuits ("ASICs") designed by ATL. These proprietary custom microchips, each containing approximately 160,000 transistors, replace the traditional wire windings and ferrite cores of analog beamformers with pure digital signal control which preserves signal information with no degradation.

  ATL is also a leader in scanhead technology that complements the capability of its digital beamforming technology to process broad bandwidth signals. Each tissue within the body reflects ultrasound in a unique way referred to as its "tissue signature." Tissue signature is composed of a broad bandwidth of ultrasound frequencies that differs with tissue condition (healthy versus diseased) and with tissue type (such as muscle, fat or gland). The Company has developed scanheads that utilize proprietary technology to permit finer, more precise tissue structure response and color flow images by allowing the scanhead to receive ultrasound signals over a broad bandwidth of frequencies. ATL's broad bandwidth scanheads, when used in conjunction with its digital beamformer, are able to acquire and process up to twice the bandwidth of conventional scanheads. As a result, physicians can see more of the tissue signature with greater clarity and are therefore better able to detect subtle changes or anomalies.

 Ultrasound Systems.

  ULTRAMARK 9 HIGH DEFINITION(TM) IMAGING SYSTEM. The Ultramark 9 system with High Definition Imaging ("HDI") is the Company's premium and high performance product. Introduced in April 1991, the system contains an ASIC-based digital beamformer which allows higher resolution images and captures a broader bandwidth of tissue signature. The Ultramark 9 HDI system also offers a series of new high performance scanheads, including a line of broad bandwidth scanheads which provide a broad range of clinical applications for the system and substantially enhance the system's competitive advantage. In 1993, the Company increased the value of the Ultramark 9 HDI system with the introduction of the following broad bandwidth scanheads:

  P5-3 Phased Array Scanhead. The P5-3 scanhead extends broad bandwidth capability to pediatric cardiology and small adult applications.

  C7-4 Curved Array Scanhead. The C7-4 scanhead is a broad bandwidth scanhead for abdominal and obstetrical applications.

  C4-2 Curved Array Scanhead. The C4-2 scanhead provides the penetration required for deep abdominal and obstetrical applications.

  L7-4 Linear Array Scanhead. The L7-4 scanhead provides broad bandwidth scanning in vascular applications.

  These new scanhead offerings complement the other four members of ATL's family of broadband scanheads, including the L10-5 Linear Array Scanhead, the A6-3 Annular Array Scanhead, the P3-2 Cardiovascular Phased Array Scanhead, and the C9-5 Intracavitary Scanhead.

  The Ultramark 9 HDI system competes in the radiology, perinatology and vascular segments of the ultrasound market. It is priced from $135,000 to $230,000 per unit, depending upon the configuration of the system and the number of scanheads. Since its introduction the Ultramark 9 HDI system has enabled the Company to gain share in the largest premium ultrasound market, radiology. In 1992, the installed base of Ultramark 9 HDI systems received a free software upgrade, providing additional analysis and performance improvements. In 1993 ATL again demonstrated the versatile upgrade capability of the Ultramark 9 system by extending a new diagnostic capability to its customers, Doppler Power Imaging, through a free software upgrade.

  The capability of HDI technology to capture and display a broad tissue signature has enabled physicians to visualize anatomical detail, subtle tissue characteristics and disease processes that they could not see or confidently identify before with ultrasound. In April 1993, the Company introduced the Ultramark 9 HDI system with the Extended Signal Processing ("ESP") option. This new, premium feature added additional broad bandwidth scanhead capabilities to the HDI system. ESP also provided a new level of performance with the ability to substantially reduce a major ultrasound imaging artifact, speckle, which has been an enduring challenge in ultrasound.

  In the fall of 1993, the Company introduced the HDIcv model of the HDI system. The HDIcv model is a performance system for the cardiology, shared services and internal medicine markets.

  During 1993 the Company sold used, refurbished HDI systems at prices ranging from $90,000 to $120,000.

  ULTRAMARK 9 DP ULTRASOUND SYSTEM. The Ultramark 9 system was introduced in 1988 as a full featured, color Doppler, multipurpose ultrasound system incorporating ATL's proprietary digital beamforming technology. In November 1990 the product was enhanced with a number of features known as the Digital Plus ("DP") package. With the success of the Ultramark 9 system with the HDI option, the company has discontinued the manufacture of new Ultramark 9 DP systems. ATL's entire installed base of Ultramark 9 DP systems can be upgraded with the HDI option, continuing ATL's commitment of upgradeability to its customers. Throughout 1993, refurbished Ultramark 9 DP systems were sold at prices below $100,000.

  ULTRAMARK 4 ULTRASOUND SYSTEM. This highly portable gray scale and Doppler system is the Company's principal product for private OB/GYN offices and is also used in medical institutions worldwide. This product has various configurations that cover a range of prices from $25,000 to $60,000. Recent major introductions include Cineloop(R) image review, curved-array scanhead technology and a multifrequency intravaginal scanhead.

  Scanheads. ATL believes that its internal resources devoted to development and manufacturing of scanheads make it one of the largest scanhead manufacturers in the world. The Company's manufacturing capabilities allow it to rapidly commercialize its new scanhead designs. The Company develops and manufactures scanheads of the five major technologies to be sold with ATL's ultrasound systems for a wide variety of clinical applications.

 Other Products.

  IMAGE MANAGEMENT PRODUCTS. The Company's Nova MicroSonics division develops, manufactures and markets a complete line of ultrasound image management products for use in the acquisition, storage, display and management of ultrasound information. For cardiac applications, the Nova MicroSonics technology facilitates the review and comparison of images produced at different times during a cardiac study, expanding the diagnostic applications of echocardiography to the detection of coronary artery disease. The ImageVue(R)/DCR Workstation is a state-of-the-art digital and ultrasound image management system. This workstation performs analysis and review of ultrasound exams conducted from a variety of ultrasound systems. The Image LAN Network provides network connection between ultrasound systems, workstations, printers and other medical imaging devices.

  USED EQUIPMENT. The Company refurbishes and sells used ATL systems received as trade-ins or after use by the Company's sales force as demonstration equipment. The following systems are among the used systems sold by ATL: the Ultramark 7 mid-range cardiology system developed under joint agreement with Fujitsu Limited; the Ultramark 4 system, the Ultramark 9 DP system; and the Ultramark 9 system with the HDI option. Customers who own these systems can upgrade them or trade them in for more advanced ATL systems. A significant portion of the Company's used discontinued equipment is sold in developing countries.

  ACCESSORIES AND SUPPLIES. The Company sells a variety of ultrasound accessories and supplies, most of which are not manufactured by the Company. These include disposable supplies, such as ultrasound gel and thermal paper, and accessories, such as biopsy guides, printers, cameras and videocassette recorders ("VCRs"). The Company markets these products through direct mail and its customer support organization.

RESEARCH AND DEVELOPMENT

  The Company conducts extensive research and development activities. Its activities include the development of new scanheads, new system features and new ultrasound system designs, as well as the investigation of applications for emerging technologies and clinical procedures. The Company enters into research agreements with the medical community, including leading physicians and teaching institutions. Beginning in late 1989 the Company substantially increased its investment in research and development to accelerate the introduction of several new technologies and in particular to establish its important proprietary position in digital beamforming and broad bandwidth scanhead technologies.

  In 1991 the Company instituted a multi-center study at a number of institutions in Europe and North America to evaluate the ability of the Ultramark 9 HDI system to distinguish benign and malignant breast disease. These studies were concluded in 1993. Based upon the findings of these studies, in February 1994 the Company submitted a Premarket Approval ("PMA") application to the U.S. Food and Drug Administration ("FDA") for the use of HDI technology in the differentiation of solid breast masses. The Company believes this to be the first PMA application submitted to the FDA for diagnostic ultrasound. While the Company has requested expedited handling of the PMA application by the FDA, there is no assurance that this request will be granted. The time required for the application to be processed by the FDA is unknown, although such applications typically require twelve to twenty-seven months. There can be no assurances that product clearance under the PMA will ultimately be realized.

  The high technology ultrasound business is characterized by rapidly evolving technology, resulting in relatively short product life cycles and continuing competitive pressure to develop and market new products. Although the Company intends to continue extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others, or that the Company's existing technology will not be superseded by new discoveries by competitors.

MANUFACTURING

  The Company manufactures substantially all its products at its facility in Bothell, Washington. The image management systems of Nova MicroSonics are manufactured in Nova's New Jersey facilities.

  Over the past six years the Company has consolidated its principal manufacturing operations from three plant locations to the Bothell facility while doubling manufacturing output. In 1990, the Company upgraded its manufacturing line with a major investment in state-of-the-art surface mount technology ("SMT") for printed circuit board assembly. Relative to conventional "through hole" assembly, SMT improves the reliability of printed circuit boards used in the Company's Ultramark systems, greatly increases the electronic capacity of the board and allows for more automated production. The SMT processing line has been integrated with the Company's computer-aided design capability, enabling the production of prototype printed circuit boards for potential new products in a quarter of the time previously required.

  The Company purchases certain specialty scanheads from original equipment manufacturers. The Company also purchases the hard-copy output devices sold with its ultrasound systems, such as VCRs and cameras, and other materials and component parts. The specialty scanheads and many of the materials and components used by ATL in the manufacture of ultrasound equipment are available from more than one source of supply. Certain components, however, are single sourced, such as crystals and hybrid and integrated circuits which are critical to the quality and manufacture of ultrasound equipment. While any of these single-source items could be replaced over time, abrupt disruption in the supply of a single-source part could have a material adverse effect on ATL's manufacturing production of the products relying on such items. In addition, these items generally have long order lead times, restricting the Company's ability to respond quickly to changing market conditions.

SALES AND MARKETING

  The Company's sales and marketing strategy has been to compete in the major clinical, price and geographic segments of the ultrasound market. In the United States, with the exception of the third-party business of Nova MicroSonics, the Company markets its products through its direct sales organization. The United States sales organization is organized into three geographic zones, each staffed with regional management, sales representatives and clinical application specialists knowledgeable in radiology, cardiology, OB/GYN and perinatology, and peripheral vascular applications. The role of the application specialists is to demonstrate the product and train customers in its clinical use.

  The Company markets its products internationally through its direct sales and service operations in Argentina, Australia, Austria, Belgium, Canada, France, Germany, Italy, the Netherlands and the United Kingdom. In addition, the Company markets its products in Sweden through a joint venture with AxTrade East, an Axel Johnson Trade Company, and in India through a joint venture with Indchem Electronics. Other principal markets are covered through a dealer network. European, Middle Eastern and African dealers are managed through ATL's European headquarters in Munich, Germany. Dealers serving the Pacific Rim countries, Latin America and South America are managed from Bothell, Washington. Foreign customers accounted for approximately 47% of revenues in 1993. See Note 18 on page 36.

  The Company's marketing efforts emphasize the development of strong relationships with key medical professionals, participation in national and regional meetings and conventions for physicians and hospitals, direct mail advertising, journal advertising and sponsorship of educational programs.

CUSTOMER SUPPORT AND WARRANTY

  The Company warrants its new and used products for all parts and labor generally for one year from the date of original delivery. Under the terms of the warranty, the customer is assured of service and parts so that the equipment will operate in accordance with specifications. The Company offers a variety of post-warranty service agreements permitting customers to contract for the level of equipment maintenance they require. Alternatively, customers can contact ATL as needed and receive service at rates based on labor and cost of parts. The Company's warranty costs are included in cost of product sales in the Consolidated Financial Statements below.

  The Company maintains its own customer support organization in the United States and other countries where the Company has direct operations. Local dealers and distributors provide service and support in most other countries. The Company provides manuals and expedites delivery of repair parts to all geographic locations from its facility in Bothell, Washington, with the assistance of its direct operations in Europe.

  The Company's customer service organizations are considered an integral part of its sales effort because a customer's decision to purchase a particular product is based in part on the availability and reputation of the service for that product. In addition, the customer support group provides training for biomedical technicians so that customers can service their own systems. The group also provides customer education programs on clinical applications and the use of the Company products.

COMPETITION

  The ultrasound market is competitive. The Company competes worldwide in each of the four major clinical applications of the ultrasound market, in each price range and in each major geographic market. Four companies, ATL, Toshiba Corporation's Medical Systems Group, Hewlett-Packard Company's Medical Products Group and Acuson Corporation, account for approximately 60% of the worldwide ultrasound market. The Company believes that these four companies have approximately equal market shares. Each of the Company's primary competitors initially participated in only one or two of the clinical ultrasound markets (such as radiology or cardiology), but all are increasingly seeking to sell their ultrasound products in additional markets.

  In addition to the Company's primary competitors, the global leaders of the medical imaging industry--the Medical Systems Group of General Electric Company, Siemens Medical Systems, Inc. and Philips Medical Systems, Inc.--have signaled their intention to become more competitive in the ultrasound market. General Electric stepped up its participation in ultrasound in November 1993 with the announcement of a new digital ultrasound system. Philips has announced its plans to collaborate in ultrasound with Hewlett-Packard. Siemens recently relocated its central world ultrasound facility to Issaquah, Washington, approximately twelve miles from ATL's headquarters. These companies and several of the Company's other competitors have far greater financial, marketing, servicing, technical and research and development resources than those of the Company.

  The Company believes that significant competitive factors in the diagnostic ultrasound market include the clinical performance of the systems, depth of product line, reputation for technology leadership, upgradeability to advanced features and reliability and price of products and service. See "Research and Development." The Company believes that it presently competes favorably with respect to each of these competitive factors.

  Ultrasound is only one of a number of diagnostic imaging technologies currently available, including conventional x-ray, CT, magnetic resonance imaging and P.E.T. A development in another diagnostic technology could adversely affect the ultrasound industry. Nevertheless, the Company believes that ultrasound's inherent advantages of safety, cost-effectiveness and real-time imaging will continue to make ultrasound a primary imaging modality.

PATENTS, TRADEMARKS AND LICENSES

  The Company has obtained patents on certain of its products and has applied for patents which are presently pending. The Company has also sought trademark protection for the brand names of the products it currently markets. There can be no assurance that any additional patents will be issued or that trademark protection will be granted and maintained.

  Certain critical technology incorporated in the Company's products, including software algorithms, broad bandwidth scanhead technology and ASIC technology, is protected by copyright laws and confidentiality and licensing agreements. The Company's proprietary digital beamformer is protected by confidentiality agreements, copyright and trade secret law.

  Companies in high technology businesses routinely review the products of others for possible conflict with their own patent rights. The Company has from time to time received notices of claims from others alleging patent infringement. While the Company believes that it does not infringe any valid patent of any third party, there can be no assurance that the Company will not be subject to future claims of patent infringement or that any claim will not require that the Company pay substantial damages or delete certain features from its products or both. While such claims could temporarily interrupt the Company's ability to ship affected products, the Company believes that any such interruption can be overcome by technical changes to product features. See ITEM 3, LEGAL PROCEEDINGS, below.

GOVERNMENTAL REGULATION

  Product Regulation. The Company's products are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies, and to various domestic and foreign electrical safety and emission standards. The Company's manufacturing facilities and the manufacture of its products are subject to FDA regulations respecting registration of manufacturing facilities and compliance with the FDA's Good Manufacturing Practices regulations. The Company is also subject to periodic on-site inspection for compliance with such regulations. The FDA also has broad regulatory powers with respect to preclinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products.

  The FDA requires that all medical devices introduced to the market be preceded either by a premarket notification clearance order under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), or an approved premarket approval application. A 510(k) premarket notification clearance order indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. An approved premarket approval application indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately six to nine months, while the premarket approval application process typically lasts more than a year. All of ATL's current products have required only 510(k) clearance.

  The Company believes that its products comply generally with applicable electrical safety standards, such as those of Underwriters Laboratories and non-U.S. safety standards authorities.

  Following a routine inspection by the FDA in 1992, the Company put into place expanded programs of documentation, process control, and continuous quality improvement to enhance regulatory compliance. During the latter half of 1993, the FDA completed a routine follow up of its 1992 inspection. The Company is awaiting the results of this follow up inspection and also the results of a routine FDA inspection of the Mahwah, New Jersey facility of Nova MicroSonics. The Company's ability to obtain timely FDA export and new product approvals is dependent upon the results of such inspections. The Company can also incur substantial expense in responding to process improvements and modification of products previously sold to customers which stem from comments and new requirements of the FDA.

  The Company's FDA compliance programs have been expanded into programs which will verify the Company's compliance with international standards for medical device design, manufacture, installation and servicing known as the ISO 9001 standards. During 1994, the Company's facilities and products will be audited by a European auditing service to obtain quality systems and product certifications for the Company. This will enable the Company to continue marketing its products in the European Community after these requirements become law in 1995. The FDA is in the process of adopting the ISO 9001 standards as regulatory standards for the United States, and it is anticipated these standards will be phased in for U.S. manufacturers of medical devices over a period of time.

  Federal, state and foreign regulations are constantly undergoing change. The U.S. government is currently considering healthcare system reform. The national focus on possible healthcare legislation has caused U.S. ultrasound customers to become more cautious in making expenditures and investing in capital equipment. In addition, the U.S. healthcare system has undergone various consolidations in recent years. The Company cannot predict what effect, if any, such change may have on its business, or when the deleterious effect of these conditions on its business will change.

  Reimbursement. The Company's products are used by healthcare providers for diagnostic testing services and other services for which the providers may seek reimbursement from third-party payors, principally, in the United States, Medicare, Medicaid and private health insurance plans. Such reimbursement is subject to the regulations and policies of governmental agencies and other third-party payors. For example, the Medicare program, which reimburses hospitals and physicians for services provided to a significant percentage of hospital patients, places certain limitations on the methods and levels of reimbursement of hospitals for procedure costs and for capital expenditures made to purchase equipment, such as that sold by the Company. The Medicare program also limits the level of reimbursement to physicians for diagnostic tests. The state-administered Medicaid programs and private payors also place limitations on the reimbursement of both facilities and physicians for services provided in connection with diagnostic and clinical procedures. Reduced governmental expenditures in many countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what changes may be forthcoming in these policies and procedures, nor the effect of such changes on its business.

  Third-party payors worldwide, including governmental agencies, are under increasing pressure to contain medical costs. Limits on reimbursement or other cost containment measures imposed by third-party payors may adversely affect the financial condition and ability of hospitals and other users to purchase products, such as those of the Company, by reducing funds available for capital expenditures or otherwise. The Company is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company. Many of ATL's ultrasound systems are used in an outpatient setting, replace higher-cost imaging modalities or enable a hospital or clinic to receive higher payments for services commensurate with the higher level of diagnostic information provided.

  Environmental. The Company is subject to Federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Although the Company's current operations have not been significantly affected by compliance with environmental laws or regulations, Federal, state and local governments are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its operations.

  Employees. As of December 31, 1993, the Company had 1,977 employees. None of the Company's United States employees is covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  Refer to information set forth in "Geographic Segment Information" of the Notes to the Consolidated Financial Statements contained in Note 18, included in Item 8 of this Form 10-K.

ITEM 2. PROPERTIES

  The Company owns premises at 22100 Bothell Everett Highway, Bothell, Washington 98041, consisting of 285,000 square feet. These premises include the Company's corporate headquarters and a major manufacturing facility, as well as the Company's research and development, sales, service, marketing and administrative functions. The Company also leases another 41,000 square feet in an adjoining business park.

  Westmark's former principal executive offices were in 10,424 square feet of leased premises at the Columbia Center, Suite 6800, 701 Fifth Avenue, Seattle, Washington 98104; such offices have been vacated and are fully subleased through the term of the lease.

  The Company's Nova MicroSonics division has two leased facilities, one in Indianapolis, Indiana, and one in Mahwah, New Jersey, with a total square footage of 26,600. The Company's PAD division has a leased manufacturing facility in Fremont, California, with a total square footage of 18,075. The lease on the Fremont, California facility terminates in August 1994. The Company also rents two regional sales offices for two employees at each location, and one regional customer service facility.

  The Company's direct business operations in foreign countries lease office and warehouse space in their respective countries. The Company also owns two buildings in Solingen, Germany, a 28,020 square foot building which was used as an ultrasound systems manufacturing facility and is currently a storage facility, and a 32,765 square foot building which is used as the temporary management and operations headquarters for ATL's German subsidiary. In 1990 the Company transferred its manufacturing operations in Solingen to its Bothell, Washington facility and is now offering for sale its Solingen property. The sale of the Solingen property, with an operating lease provision for a certain portion of the space, is expected to be completed in 1994.

  There are no significant unutilized facilities for ongoing operations which have not yet been disposed of, other than those discussed above, and the Company believes its existing facilities are sufficient to meet its near-term operating requirements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to various product liability claims and other proceedings which arise in the ordinary course of its businesses and believes that such proceedings, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of the Company. Insured claims arising from ATL's businesses subsequent to 1986 are covered by the Company's insurance policies. The Company intends to maintain insurance coverage against business risks at levels that take into account the nature and magnitude of the respective businesses to be conducted by ATL. There can be no assurance that the Company's current insurance coverage will prove adequate or that the amount or type of coverage available to the Company will remain available on a cost-effective basis.

  In November 1992, a U.S. District Court in California granted a motion by SRI International, Inc. ("SRI") requesting partial summary judgment on a patent infringement claim relating to an electrical circuit alleged to be used in the Company's Ultramark 4 system. In February 1993, the Court entered an order enjoining further use of the circuit until the patent expires in April 1994. This injunction will not pose an obstacle to continued shipment of products by the Company through the expiry of the SRI patent. The Company has appealed the summary judgment decision to the U.S. Federal Circuit Court of Appeals and is awaiting the decision of this Court. Further proceedings to determine a damage award have been stayed pending the outcome of the appeal. SRI stated in a February 1993 press release that it is seeking over $5 million in damages. The Company continues to believe the SRI patent is invalid and not infringed by the Company. At this stage of the litigation, the Company cannot predict the outcome of the suit or estimate the amount of loss, if any, but believes its defenses are meritorious and is vigorously pursuing its rights in the Appellate Court. There can be no assurance the Company will not be subject to claims of patent infringement by other parties or that such claims will not require the Company to pay substantial damages or delete certain features from its products or both.

  The Company is involved in various other legal actions and claims arising in the ordinary course of business, none of which is expected to have a material effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market and Market Price for Common Stock. The Company Common Stock, $0.01 par value, is traded over the counter under the symbol ATLI and is an authorized security for quotation in National Association of Securities Dealers, Inc. Automated Quotation National Market System ("Nasdaq National Market").

  The market prices of a share of Westmark common stock during a six-month period, and of the Company's Common Stock during the eighteen-month period ended December 31, 1993 are set forth below. The prices reflect the high and low trading prices for each quarter as reported by Nasdaq National Market for Westmark or ATL. Stock prices quoted beginning with the quarter ended September 25, 1992 reflects stock price adjustment after the SpaceLabs stock dividend.

      ATL COMMON STOCK                                              HIGH   LOW
      ----------------                                             ------ ------
      Quarter ended December 31, 1993............................. 17 1/2 15 3/4
      Quarter ended October 1, 1993............................... 17 3/4 15 1/4
      Quarter ended July 2, 1993.................................. 18 3/4 15 1/2
      Quarter ended April 2, 1993................................. 19     15 3/4
      Quarter ended December 31, 1992............................. 24 1/2 16 1/2
      Quarter ended September 25, 1992............................ 28 1/4 14 1/2
      WESTMARK COMMON STOCK                                         HIGH   LOW
      ---------------------                                        ------ ------
      Quarter ended June 26, 1992................................. 59 1/2 46 3/4
      Quarter ended March 27, 1992................................ 63     49 1/4

  Stockholders. The approximate number of stockholders of record of the Company's Common Stock as recorded on the books of ATL's Registrar and Transfer Agent as of February 25, 1994 was 9,900.

  Dividends. The Company has not paid cash dividends on its capital stock and does not currently have any plans to pay such dividends in the foreseeable future. The dividend policy of ATL is reviewed from time to time by the Company's Board of Directors. The Company's dividend policy is dependent upon its earnings, the overall financial condition of ATL, and other factors to be considered by the Board of Directors from time to time.

ITEM 6. SELECTED FINANCIAL DATA

                                                     YEAR ENDED
                          ----------------------------------------------------------------
                          DECEMBER 31, DECEMBER 31, DECEMBER 27, DECEMBER 28, DECEMBER 29,
                              1993         1992         1991         1990         1989
                          ------------ ------------ ------------ ------------ ------------
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues................    $304,511     $323,711     $279,716     $287,289     $265,480
Gross profit............     136,742      149,140      123,033      125,781      112,775
Selling, general and
 administrative
 expenses...............      91,952       95,343       87,430       85,717       75,421
Research and development
 expenses...............      43,838       38,313       35,206       34,319       22,134
Income (loss) from oper-
 ations.................      (5,809)       6,071        3,872        2,041       11,917
Income (loss) before in-
 come taxes.............      (3,586)       9,505        7,248        4,817       14,771
Net income (loss).......      (5,106)       7,407        6,371        6,946       12,746
Net income (loss) per
 share..................    $   (.46)    $    .67     $    .62     $    .68     $   1.23
PERCENT OF TOTAL REVE-
 NUES:
Gross margin............        44.9 %       46.1%        44.0%        43.8%        42.5%
Selling, general and
 administrative
 expenses...............        30.2 %       29.5%        31.3%        29.8%        28.4%
Research and development
 expenses...............        14.4 %       11.8%        12.6%        11.9%         8.3%
Income (loss) from oper-
 ations.................        (1.9)%        1.9%         1.4%          .7%         4.5%
Income (loss) before in-
 come taxes.............        (1.2)%        2.9%         2.6%         1.7%         5.6%
Net income (loss).......        (1.7)%        2.3%         2.3%         2.4%         4.8%
BALANCE SHEET DATA (END
 OF PERIOD):
Cash and short-term in-
 vestments..............    $ 54,635     $ 77,445     $ 76,533     $ 37,225     $ 50,659
Receivables.............      86,813       90,836       91,576       83,796       73,734
Inventories.............      74,678       69,404       65,011       72,771       74,701
Working capital.........     137,563      160,766      145,285      124,908      131,541
Marketable debt securi-
 ty.....................       4,988           --           --           --           --
Total assets............     276,698      295,611      291,608      254,719      253,192
Shareholders' equity....     186,370      204,136      190,346      169,706      173,549

  The loss from operations in 1993 includes a restructuring charge of $4,275.

  Income from operations in 1992 includes $4,959 of stock distribution expenses and restructuring charges related to the Distribution of SpaceLabs.

  Income from operations in 1991 includes a $6,338 award as a result of the Company's lawsuit against a competitor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  ATL (the "Company") develops, manufactures, markets and services medical diagnostic ultrasound systems worldwide. These systems are used in radiology, cardiology, obstetrics and gynecology, and peripheral vascular diagnostic applications. The ultrasound business is competitive and market demand is influenced by a variety of factors. These include the introduction of new technologies which offer improved clinical capabilities and create demand for new products, the relative cost-effectiveness and clinical utility of competing technologies, government policies with respect to reimbursement and containment of medical costs, and changing demographics of the populations in the Company's markets.

  Ultrasound systems are typically sold based on image quality, Doppler sensitivity, product reliability, upgradeability, clinical versatility, and ease of use. Price competition, however, is an important factor when the growth rate in the market slows below historical norms, when a manufacturer seeks to defend or increase market share, when products are perceived to be equivalent in terms of clinical utility, or when a product line ages. The impact of price deterioration is sometimes offset by changes in product mix, lower service costs, and lower unit manufacturing costs due to declines in component prices, manufacturing efficiencies, design changes to reduce cost, and volume increases.

REVENUES AND GROSS PROFIT

                                                        1993     1992    1991
                                                       ------   ------  ------
                                                        (DOLLARS IN MILLIONS)
   Total Revenues..................................... $304.5   $323.7  $279.7
   Percent change.....................................     (6)%     16%     (3)%

   Gross Profit....................................... $136.7   $149.1  $123.0
   As a % of revenues.................................   44.9 %   46.1%   44.0 %

  Revenues in 1993 were $304.5 million, a decrease of 6% from revenues of $323.7 million in 1992. The decrease in revenues primarily reflects changes in the U.S. medical equipment market as well as changes in the Company's product mix. Revenues from U.S. operations decreased 13% from 1992. Uncertainties in the U.S. health care industry regarding potential health care reform legislation and hospital consolidation trends significantly affected the capital equipment purchases by doctors, clinics, and hospitals. The constrained U.S. market also intensified competitive price pressures in the medical equipment industry. International revenues increased 4% to $141.7 million in 1993 or 47% of total revenues. The increase in international revenues was led by increases in the Asia, Pacific, and Latin America regions in 1993. Revenues in Europe decreased slightly in 1993, reflecting the continued weakness of the European economies, as well as the strengthening of the U.S. dollar, which adversely affected the Company's revenues. The Company opened a new sales and customer service subsidiary in Italy in 1993 and announced the opening of an Argentine subsidiary in December 1993.

  The Company's product mix continues to shift toward the high performance, premium priced systems included in the Ultramark(R) 9 ("UM 9") product family. In 1993, the Company introduced the Extended Signal Processing ("ESP") option or upgrade for its Ultramark 9 High Definition(TM) Imaging ("HDI") systems. Sales of the UM 9 product family now account for three quarters of product sales, up from two thirds in 1992. The Company also sells pre-owned and clinical marketing demonstration equipment to its customers and these sales are becoming an increasing portion of the Company's UM 9 product family sales. Service revenues continued to grow in 1993, up 4% over 1992 mainly due to the growing installed base of the Company's products and the change in product mix.

  In 1992, revenues increased by 16% to $323.7 million. This increase reflects higher revenues from high performance, premium priced systems, particularly the UM 9 HDI system which was introduced in April

1991. International revenues grew 19% to $136.0 million in 1992 or 42% of the total revenues compared to 41% in 1991.

  Gross profit decreased to $136.7 million in 1993, compared with $149.1 million in 1992. As a percent of revenues, gross margin decreased to 44.9% from 46.1% in 1992. The decline in gross profit primarily represents the impact of competitive price pressures and lower volumes. These factors were partially offset by favorable changes in product mix toward premium priced systems, continued manufacturing efficiencies and reductions in the cost of service.

  In 1992, gross profit increased to $149.1 million reflecting higher revenues and higher percentage gross margin on both product and service revenues. Product margins increased due to a higher mix of the UM 9 family product sales as a proportion of total product sales and improved manufacturing efficiencies. Improved service margins resulted primarily from cost containment measures and the change in mix of the installed base of ATL products.

RESTRUCTURING OF OPERATIONS

                                                               1993  1992  1991
                                                               ----- ----- -----
      Number of Employees, at end of year..................... 1,977 2,136 2,124

  In August 1993, the Company restructured its operations which resulted in a reduction in its worldwide workforce of approximately 11%. The restructuring was undertaken in response to the continued uncertainty in the U.S. health care industry and to streamline the Company's operations. As a result of this restructuring, the Company reported a charge of $4.3 million which provided for severance payments and other costs associated with the restructuring.

  On June 26, 1992, the Company distributed to its shareholders all of the common stock of SpaceLabs Medical, Inc., a wholly owned subsidiary, on a one-for-one basis (the "Distribution"). The Distribution had the effect of dividing the Company into two separate, publicly traded companies: Advanced Technology Laboratories, Inc. (previously named Westmark International Incorporated) and SpaceLabs Medical, Inc. In connection with the Distribution, the Company incurred two non-recurring charges totaling $5.0 million: stock distribution expenses totaling $1.2 million for legal, accounting, investment advisory, printing and other fees and a restructuring charge of $3.8 million primarily related to the closure of the former headquarters office, the severance of certain personnel as a result of the Distribution and the write-down to estimated market value of the Company's former ultrasound manufacturing facilities in Germany.

OPERATING EXPENSES

                                                           1993   1992   1991
                                                           -----  -----  -----
                                                          (DOLLARS IN MILLIONS)
   Selling, General and Administrative.................... $92.0  $95.3  $87.4
   As a % of revenues.....................................  30.2%  29.5%  31.3%

   Research and Development............................... $43.8  $38.3  $35.2
   As a % of revenues.....................................  14.4%  11.8%  12.6%

   Other Expense (Income), net............................ $ 2.5  $ 4.5  $(3.5)
   As a % of revenues.....................................    .8%   1.4%  (1.2)%

  Selling, general, and administrative ("SG&A") expenses decreased 4% to $92.0 million in 1993 compared to 1992. The decrease reflects the impact of the August 1993 restructuring discussed previously, as well as other cost reduction programs. These savings were partially offset by selling and marketing activities related to the introduction of the Extended Signal Processing option for the UM 9 HDI system and expenses incurred to support the continued growth of international sales activity. In 1992, SG&A expenses increased 9% to

$95.3 million, reflecting expenses incurred to support the growth in revenues and the expansion of international sales and marketing activities.

  Research and development expenses in 1993 increased 14% over 1992 to $43.8 million or 14.4% of revenues. In 1992, R&D expenses were $38.3 million or 11.8% of revenues. In 1993, ATL introduced new product features such as the Extended Signal Processing technology and four new broadband scanheads for the HDI system. Management expects to continue its investment in product development programs to enhance its position in proprietary and other technologies.

  In 1993, other expense (income), net, includes a $1.1 million gain on the sale of an investment in a third party. The equity investment was sold in the fourth quarter of 1993 generating $3.2 million in cash proceeds. Other expense (income), net, also includes foreign exchange gains or losses, Washington state business and occupation (B&O) tax, and amortization of costs in excess of net assets of businesses acquired. Foreign exchange gains and losses include principally gains and losses on intercompany accounts of ATL's foreign subsidiaries and on forward foreign currency exchange contracts. Net losses on foreign currency transactions were $1.2, $1.8, and $.7 million in 1993, 1992, and 1991, respectively. B&O tax, a gross receipts tax for products manufactured in the state of Washington, amounted to $1.1, $1.1, and $1.0 million in 1993, 1992, and 1991, respectively. In 1991, other expense (income), net, includes a $6.3 million arbitration award received by the Company as a result of its lawsuit against a competitor.

INVESTMENT INCOME

                                                                 1993 1992 1991
                                                                 ---- ---- ----
                                                                   (DOLLARS IN
                                                                     MILLIONS)
      Investment Income, net of interest expense................ $2.2 $3.4 $3.4

  Net investment income decreased to $2.2 million in 1993. The decrease reflects lower cash balances available for investment in 1993, as well as lower interest rates on invested cash. Net investment income remained at $3.4 million in 1992, comparable to 1991.

TAXES AND NET INCOME (LOSS)

                                                             1993    1992  1991
                                                             -----   ----  ----
                                                           (DOLLARS IN MILLIONS)
   Income (Loss) Before Income Taxes........................ $(3.6)  $9.5  $7.2
   Provision for income taxes:
   Domestic income taxes.................................... $  .6   $1.4  $ .5
   Foreign income taxes.....................................    .9     .7    .4
                                                             -----   ----  ----
                                                             $ 1.5   $2.1  $ .9
   As a % of income (loss) before income taxes.............. (42.4)% 22.1% 12.1%

   Net Income (Loss)........................................ $(5.1)  $7.4  $6.4

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the provision for income taxes and the effective tax rate are subject to volatility. Changes in statutory rates and taxable income will affect the amount of net deferred tax assets which can be recognized under FAS 109 and the related provision for income taxes.

  For the Company to realize its U.S. net deferred tax assets, its U.S. taxable income must be comparable to or higher than recent years. Reductions in taxable income levels will result in increased deferred income tax expense. Likewise, significant increases in taxable income will result in the recognition of deferred tax benefits, providing deferred tax assets have not previously been recognized.

  Taxable income has differed from pretax earnings for financial reporting purposes in the past due to permanent differences, the timing of recognizing certain income and deductions, and deductions for stock option compensation.

  Due to the restructuring charge and the slow U.S. ultrasound market in 1993, the Company has not sustained the U.S. taxable income level of recent years. This contributed significantly to the $2.2 million increase in the deferred tax asset valuation allowance which was reported as part of deferred tax expense for 1993.

  During 1993, the Internal Revenue Service completed an examination of the Company's tax returns for the years 1989 and 1990. The audit resulted in a net refund of $1.1 million and allowed the Company to reduce its liability for income taxes by $2 million in 1993. The Company believes it has made adequate provision for income taxes that may become payable with respect to open tax years.

  The provision for income taxes includes benefits from the utilization of foreign tax loss carryforwards. Foreign tax loss carryforwards of approximately $6.7 million remain at the end of 1993. No benefit has been recognized for the majority of these remaining benefits due to uncertainty surrounding their realization.

CAPITAL RESOURCES AND LIQUIDITY

                                                         1993     1992    1991
                                                        ------   ------  ------
                                                         (DOLLARS IN MILLIONS)
   Cash and short-term investments..................... $ 54.6   $ 77.4  $ 76.5
   Long-term marketable debt security.................. $  5.0       --      --

   Receivables......................................... $ 86.8   $ 90.8  $ 91.6
   Inventories......................................... $ 74.7   $ 69.4  $ 65.0

   Shareholders' equity................................ $186.4   $204.1  $190.3
   Return on shareholders' equity......................   (2.6)%    3.8%    3.5%

  The Company has financed operations primarily with internal resources, including its cash and short-term investment balances. Cash and short-term investments totaled $54.6 million at December 31, 1993. The Company also holds $5.0 million in a marketable debt security which matures beyond 1994. Short-term borrowings of $3.7 million at December 31, 1993 represent working capital lines of credit maintained at several of the Company's foreign subsidiaries to facilitate intercompany cash flow. The Company has no long-term debt. Shareholders' equity at December 31, 1993 was $186.4 million, or 67% of total assets.

  The Company generated positive cash flow of $5.7 million from operating activities. However, the Company's investment in inventories increased to $74.7 million at December 31, 1993, reflecting slower shipment levels and the introduction of new feature upgrades for products during 1993. In the fourth quarter of 1993, the Company implemented an inventory reduction program which resulted in a $9.0 million reduction in the inventory balance during the quarter. During 1993, the Company invested $14.2 million in additions to property, plant and equipment, net of asset retirements. Total depreciation and amortization expense for 1993 was $11.9 million.

  The Company repurchased 794,000 shares of its own common stock in the open market for $13.4 million under a share repurchase program which began in February 1993. The Company is authorized to purchase up to 1,000,000 shares under this program, subject to certain criteria. Shares purchased are used to service the Company's employee benefit plans. The Company also purchased 12,481 shares of its common stock under a separate, oddlot shareholder program. The oddlot program expired in December 1993.

  In 1992, the Company made a $36.2 million cash contribution to SpaceLabs Medical, Inc. in connection with the Distribution and received $28.2 million from the exercise of employee stock options.

  The Company has occasionally utilized its cash resources to make acquisitions of technology or small technology-related businesses. The Company may undertake further acquisitions of technology in the future.

  In addition to its cash balances, the Company has available unsecured credit facilities of $25 million, including a committed line of credit of $15 million. Management expects that barring any unforeseen circumstances or events, existing cash and short-term investments together with available credit lines and funds generated from operations should be sufficient to meet the Company's operating requirements for 1994.

OTHER BUSINESS FACTORS

  Companies in high technology businesses can from time to time experience difficulty with the availability of technology employed in their products. While the Company strives to develop alternate sources for the components it requires and works closely with vendors of specialty items, the Company's vendors of highly specialized and unique parts such as custom semiconductor devices can occasionally experience difficulty in the manufacture of products. Vendors can also experience difficulty in meeting quality standards the Company requires of its vendors. Such difficulties can lead to long order lead times or delays in the Company's manufacture of products. Manufacturing efforts can also be impeded by third party assertions of patent infringement by the Company's products. See ITEM 3--LEGAL PROCEEDINGS on Page 13.

  The Company is subject to certain rules and regulations of the U.S. Food and Drug Administration ("FDA") regarding the design, documentation, manufacture, marketing, and reporting of the performance of its products. See ITEM 1-- BUSINESS--Governmental Regulation on Page 11.

IMPACT OF NEW ACCOUNTING STANDARD

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company will be required to adopt prospectively on January 1, 1994. Implementation of this accounting standard will not have a material effect on the Company's financial statements.

SUBSEQUENT EVENT

  On February 10, 1994, the Company announced it had entered into a Merger Agreement with Interspec, Inc. ("Interspec"), a manufacturer of medical diagnostic ultrasound systems and transducers, headquartered in Ambler, Pennsylvania. Pursuant to the Merger Agreement, which is subject to approval by shareholders of both companies, Interspec would become a wholly owned subsidiary of the Company through an exchange of 0.413 shares of the Company's common stock for each share of Interspec stock. The proposed merger plan will be submitted to shareholders of Interspec and the Company at their respective shareholder meetings in May 1994. The transaction is expected to be accounted for as a pooling-of-interests.

  The Company believes the merger will enable the Company and Interspec to combine resources and product lines to expand the Company's market position in the cardiology and mid-priced market segments of the ultrasound market.

  The Company is filing a proxy statement with the Securities and Exchange Commission relating to the merger proposal which will more fully describe the proposed merger.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following Consolidated Financial Statements are included herewith:

                                                                            PAGE
                                                                            ----
   Independent Auditors' Report...........................................   22
   Consolidated Financial Statements:
     Consolidated Balance Sheets at December 31, 1993 and 1992............   23
     Consolidated Statements of Operations for each of the years in
      the three-year period ended December 31, 1993.......................   24
     Consolidated Statements of Cash Flows for each of the years in
      the three-year period ended December 31, 1993.......................   25
     Consolidated Statements of Shareholders' Equity for each of the years
      in the three-year period ended December 31, 1993....................   26
     Notes to Consolidated Financial Statements...........................   27

  See Item 14 for the Financial Statement Schedules filed with Form 10-K
Report.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
ADVANCED TECHNOLOGY LABORATORIES, INC.

  We have audited the accompanying consolidated balance sheets of Advanced Technology Laboratories, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the index referred to in Part IV, Item 14(2) of the Form 10-K report. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Technology Laboratories, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG Peat Marwick
                                          KPMG Peat Marwick

Seattle, Washington
February 10, 1994

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31, DECEMBER 31,
                                                          1993         1992
                                                      ------------ ------------
                                                           (IN THOUSANDS)
ASSETS
Current Assets
  Cash and short-term investments....................   $ 54,635     $ 77,445
  Receivables........................................     86,813       90,836
  Inventories........................................     74,678       69,404
  Prepaid expenses...................................      1,305        1,297
  Deferred income taxes..............................      7,403       10,406
                                                        --------     --------
    Total current assets.............................    224,834      249,388
Marketable Debt Security.............................      4,988           --
Property, Plant and Equipment, Net...................     45,318       41,302
Other Assets, Net....................................      1,558        4,921
                                                        --------     --------
                                                        $276,698     $295,611
                                                        ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings..............................   $  3,679     $  4,528
  Accounts payable and accrued expenses..............     49,138       53,698
  Deferred revenue...................................     29,691       27,667
  Taxes on income....................................      4,763        2,729
                                                        --------     --------
    Total current liabilities........................     87,271       88,622
Deferred Income Taxes................................      3,057        2,853
Commitments, Contingencies, and Subsequent Event
Shareholders' Equity.................................    186,370      204,136
                                                        --------     --------
                                                        $276,698     $295,611
                                                        ========     ========
Common shares outstanding............................     10,508       11,250


          See accompanying notes to Consolidated Financial Statements.

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED
                                         --------------------------------------
                                         DECEMBER 31, DECEMBER 31, DECEMBER 27,
                                             1993         1992         1991
                                         ------------ ------------ ------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Product sales.........................   $244,604     $265,940     $229,988
  Service...............................     59,907       57,771       49,728
                                           --------     --------     --------
                                            304,511      323,711      279,716
Cost of Sales
  Cost of product sales.................    130,122      137,078      121,666
  Cost of service.......................     37,647       37,493       35,017
                                           --------     --------     --------
                                            167,769      174,571      156,683
                                           --------     --------     --------
Gross Profit............................    136,742      149,140      123,033

Operating Expenses
  Selling, general and administrative...     91,952       95,343       87,430
  Research and development..............     43,838       38,313       35,206
  Restructuring charges.................      4,275        3,764           --
  Stock distribution expenses...........         --        1,195           --
  Other expense (income), net...........      2,486        4,454       (3,475)
                                           --------     --------     --------
                                            142,551      143,069      119,161
                                           --------     --------     --------
Income (Loss) From Operations...........     (5,809)       6,071        3,872


Investment income.......................      2,912        4,224        4,073
Interest expense........................       (689)        (790)        (697)
                                           --------     --------     --------
Income (Loss) Before Income Taxes.......     (3,586)       9,505        7,248

Income tax expense......................      1,520        2,098          877
                                           --------     --------     --------
Net Income (Loss).......................   $ (5,106)    $  7,407     $  6,371
                                           ========     ========     ========

Net Income (Loss) Per Share.............    $ (.46)        $ .67        $ .62
                                           ========     ========     ========
Weighted average common shares and
 equivalents outstanding................     10,992       11,086       10,220

          See accompanying notes to Consolidated Financial Statements

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED
                                          --------------------------------------
                                          DECEMBER 31, DECEMBER 31, DECEMBER 27,
                                              1993         1992         1991
                                          ------------ ------------ ------------
                                                      (IN THOUSANDS)
Operating Activities
Net income (loss).......................    $(5,106)     $ 7,407      $ 6,371
Non-cash charges (credits) to net income
 (loss):
  Depreciation and amortization.........     11,882       10,981       10,248
  Deferred income tax expense (benefit).      3,207       (1,361)         (44)
  Gain on sale of investment............     (1,125)          --           --
  Common shares issued to benefit plan..        289           --           --
  Restructuring charge..................         --        1,400           --
Changes in:
  Receivables...........................      1,951       (1,247)      (6,800)
  Inventories...........................     (6,652)      (5,808)       7,838
  Prepaid expenses......................        (49)         276          791
  Accounts payable and accrued expenses.     (3,408)       4,630       (3,384)
  Deferred revenue......................      2,237        3,339        4,397
  Taxes on income.......................      2,072         (612)       4,104
  Other.................................        368         (177)        (529)
                                            -------      -------      -------
  Cash provided by operations...........      5,666       18,828       22,992
Investing Activities
  (Increase) decrease in short-term
   investments..........................     44,902      (18,338)        (755)
  Investment in marketable debt
   security.............................     (4,988)          --           --
  Investment in property, plant and
   equipment, net.......................    (14,169)     (10,174)      (8,245)
  Proceeds from sale of investment......      3,235           --           --
  Other.................................         --          (61)         441
                                            -------      -------      -------
  Cash provided (used) by investing
   activities...........................     28,980      (28,573)      (8,559)
Financing Activities
  Increase (decrease) in short-term
   borrowings...........................       (849)      (3,457)       1,810
  Purchases of common shares............    (13,753)          --           --
  Exercise of stock options.............        201       28,150        9,492
  Tax effect of employee stock
   transactions.........................        (53)       8,107        3,357
  Contribution to SpaceLabs.............         --      (36,212)          --
  Cash received from SpaceLabs under Tax
   Allocation...........................      1,055           --           --
  Agreement
  Increase (decrease) in payable to
   SpaceLabs............................         --       (4,975)      10,973
                                            -------      -------      -------
  Cash provided (used) by financing ac-
   tivities.............................    (13,399)      (8,387)      25,632
Effect of exchange rate changes.........        845          706       (1,512)
                                            -------      -------      -------
Increase (decrease) in cash and cash
 equivalents............................     22,092      (17,426)      38,553
Cash and cash equivalents, beginning of
 year...................................     30,498       47,924        9,371
                                            -------      -------      -------
Cash and cash equivalents, end of year..    $52,590      $30,498      $47,924
                                            =======      =======      =======
Short-term investments..................    $ 2,045      $46,947      $28,609
Long-term marketable debt security......    $ 4,988           --           --

          See accompanying notes to Consolidated Financial Statements

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           COMMON
                           STOCK      UNEARNED                 FOREIGN
                            AND      RESTRICTED               CURRENCY       TOTAL
                          PAID-IN      SHARE     ACCUMULATED TRANSLATION SHAREHOLDERS'
                          CAPITAL   COMPENSATION   DEFICIT   ADJUSTMENT     EQUITY
                          --------  ------------ ----------- ----------- -------------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE, DECEMBER 28,
 1990...................  $190,553    $(1,595)    $(19,355)    $   103     $169,706
Net income..............        --         --        6,371          --        6,371
Issuance of restricted
 shares.................     1,427     (1,427)          --          --           --
Amortization of
 restricted share
 compensation...........        --      1,744           --          --        1,744
Exercise of employee
 stock options..........     9,492         --           --          --        9,492
Tax effect of employee
 stock transactions.....     3,357         --           --          --        3,357
Foreign currency trans-
 lation adjustment......        --         --           --        (324)        (324)
                          --------    -------     --------     -------     --------
BALANCE, DECEMBER 27,
 1991...................   204,829     (1,278)     (12,984)       (221)     190,346
Net income..............        --         --        7,407          --        7,407
Issuance of restricted
 shares.................     2,364     (2,364)          --          --           --
Amortization of
 restricted share
 compensation...........        --      1,350           --          --        1,350
Exercise of employee
 stock options..........    28,150         --           --                   28,150
Tax effect of employee
 stock transactions.....     8,107         --           --          --        8,107
Foreign currency trans-
 lation adjustment......        --         --           --      (2,369)      (2,369)
Distribution of
 SpaceLabs..............   (29,148)       293           --          --      (28,855)
                          --------    -------     --------     -------     --------
BALANCE, DECEMBER 31,
 1992...................   214,302     (1,999)      (5,577)     (2,590)     204,136
Net loss................        --         --       (5,106)         --       (5,106)
Issuance of restricted
 shares.................       584       (584)          --          --           --
Amortization of
 restricted share
 compensation...........        --      1,241           --          --        1,241
Exercise of employee
 stock options..........       201         --           --          --          201
Issuance of common stock
 to benefit plan........       289         --           --          --          289
Tax effect of employee
 stock transactions.....       (53)        --           --          --          (53)
Repurchase of common
 shares.................   (13,753)        --           --          --      (13,753)
Foreign currency trans-
 lation adjustment......        --         --           --      (1,640)      (1,640)
Cash received from
 SpaceLabs under Tax
 Allocation Agreement...     1,055         --           --          --        1,055
                          --------    -------     --------     -------     --------
BALANCE, DECEMBER 31,
 1993...................  $202,625    $(1,342)    $(10,683)    $(4,230)    $186,370
                          ========    =======     ========     =======     ========

                                                          PREFERRED COMMON
1993                                                       SHARES   SHARES
- ----                                                      --------- ------
Par value per share......................................  $25.00   $  .01
Authorized shares........................................   6,000   50,000
Issued shares............................................      --   11,252
Outstanding shares.......................................      --   10,508
Common shares held in treasury...........................      --      744

                                                          PREFERRED COMMON
1992                                                       SHARES   SHARES
- ----                                                      --------- ------
Par value per share......................................  $25.00   $  .01
Authorized shares........................................   6,000   50,000
Issued shares............................................      --   11,250
Outstanding shares.......................................      --   11,250
Common shares held in treasury...........................      --       --

          See accompanying notes to Consolidated Financial Statements

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of Advanced Technology Laboratories, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  The Company's fiscal year ends on December 31. Prior to 1992, the Company's fiscal year was a 52 or 53 week period, ending on the last Friday in December. Fiscal years 1993 and 1991 included 52 weeks; fiscal year 1992 included 53 weeks.

 Operations

  The Company develops, manufactures, markets, and services medical diagnostic ultrasound systems worldwide. These systems are used primarily in radiology, cardiology, obstetrics and gynecology, and peripheral vascular applications.

 Inventories

  Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. The Company maintains a uniform policy for its worldwide operations to provide adequate reserves for inventory obsolescence.

 Property, Plant and Equipment

  The costs of significant additions and improvements to property, plant and equipment are capitalized. Maintenance and repairs are expensed as incurred. Buildings, machinery and equipment are depreciated primarily on the straight-line method over the following estimated useful lives:

           Buildings.........................   40 years
           Machinery and equipment........... 3-10 years

  Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

 Cost in Excess of Net Assets of Businesses Acquired

  The cost in excess of net assets of businesses acquired is amortized on the straight-line method over seven years.

 Foreign Currency

  Revenues, costs and expenses of the Company's international operations denominated in foreign currencies are translated to U.S. dollars at average rates of exchange prevailing during the year. Assets and liabilities are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are accumulated and reported in shareholders' equity.

  The Company enters into foreign currency exchange contracts as a hedge against exposure to foreign currency fluctuations associated primarily with intercompany receivables and payables. Foreign exchange contracts generally have maturities of less than one year. Gains and losses resulting from these instruments are recognized in the same period as the underlying hedged transactions. At December 31, 1993, foreign currency exchange contracts hedging anticipated transactions totaled approximately $19,500, primarily denominated in Canadian, Australian, and European currencies. The estimated fair value of these contracts approximates the aggregate contract value, based on quoted forward rates at December 31, 1993.

  Realized and unrealized gains and losses on foreign currency transactions and forward exchange contracts are included in other expense (income), net.

 Revenue

  Revenue is generally recognized upon shipment of products and delivery of services to customers.

  Deferred revenue consists of deposits received from customers and unrecognized service contract revenue. Service contracts are generally issued for a 12-month period and are carried as unbilled receivables from date of issue until invoiced to the customer in accordance with the terms of the contract. The revenue derived from these contracts is initially deferred and subsequently recognized on the straight-line method over the lives of the contracts.

 Sales-type Leases

  In 1993, the Company began a product leasing program for its customers. Under this program, the Company leases its medical ultrasound imaging equipment to customers under sales-type leases with terms ranging from two to five years. The Company currently sells its lease contract receivables to outside parties on a regular basis. At December 31, 1993, the majority of lease contract receivables had been sold, without recourse. The remaining lease contract receivables at December 31, 1993 are not significant.

 Product Warranty

  The Company provides at the time of product shipment for the estimated cost to repair or replace products sold under warranties. Such warranties generally cover a 12-month period.

 Income Taxes

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled.

 Pension Plans

  Pension costs are funded in accordance with requirements set forth by the Employee Retirement Income Security Act of 1974.

 Diversification of Credit Risk

  Financial instruments which potentially subject the Company to credit risk consist primarily of cash investments and trade receivables. The Company's investment portfolio is diversified and primarily consists of investment grade securities that approximate fair market value. Concentrations of credit risk with respect to receivables are limited due to the Company's large customer base, generally short payment terms, and the dispersion of customers across geographic areas. The Company performs credit evaluations of its customers' financial condition and requires collateral, such as letters of credit, in certain circumstances.

 Per Share Data

  Per share data is based on the weighted average number of common shares and dilutive common share equivalents outstanding. Common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options.

 Reclassifications

  Certain amounts reported in previous years have been reclassified to conform to the 1993 presentation.

2. DISTRIBUTION OF SPACELABS MEDICAL, INC.

  On June 26, 1992, the Company (previously named Westmark International Incorporated) distributed to its shareholders all of the common stock of SpaceLabs Medical, Inc., a wholly owned subsidiary, on a one-for-one basis (the "Distribution"). The Distribution had the effect of dividing the Company into two separate, publicly traded companies: Advanced Technology Laboratories, Inc. (previously Westmark International Incorporated) and SpaceLabs Medical, Inc. ("SpaceLabs").

  The spin-off of a company, such as SpaceLabs, would normally be reported as a discontinued operation. However, the historical consolidated financial statements of the Company were retroactively restated to deconsolidate the financial statements of SpaceLabs to reflect the Distribution. The Company believes this exception to the usual method of reporting a spin-off is appropriate given the highly unique circumstances surrounding the relationship between SpaceLabs and the Company. These circumstances were reviewed with the staff of the Securities and Exchange Commission. Management believes that deconsolidation, which presents the historical financial statements of the Company as if there never had been an affiliation between the Company and SpaceLabs, is the most meaningful financial presentation. Corporate and administrative expenses were allocated to the Company and SpaceLabs based on relative revenues. Management believes this allocation method was reasonable. Further, management believes that reported expenses, including income taxes, would not have been materially different had the Company operated as an unaffiliated entity.

  In connection with the Distribution, the Company made a net contribution of assets and liabilities to SpaceLabs, which reduced the Company's shareholders' equity by $28,855. The contribution consisted of $36,212 in cash and $550 in other assets, offset by the elimination of a $7,907 payable to SpaceLabs. At June 26, 1992, the payable due to SpaceLabs represented cumulative cash transfers prior to the Distribution between SpaceLabs and the Company arising from SpaceLabs' operating and financing activities.

  As part of the Distribution, the Company and SpaceLabs entered into an Intercompany Tax Agreement that provides for payment to or reimbursement from SpaceLabs for pre-Distribution tax matters. In 1993, the Company received a net amount of $1,055 from SpaceLabs under this agreement as a result of the conclusion of an Internal Revenue Service examination for the years 1989 and 1990. The amount was reported as an increase to shareholders' equity.

  Expenses related to the Distribution totaling $1,195 were incurred in 1992 for legal, accounting, investment advisory, printing and other fees and are reported as stock distribution expenses in the consolidated statements of operations. The Company also incurred restructuring charges of $3,764 including expenses related to the closure of the Seattle headquarters' office, severance of certain personnel as a result of the Distribution, and a $1,400 write down to estimated market value of the Company's former ultrasound manufacturing facility in Germany.

3. RESTRUCTURING CHARGE

  In August 1993, the Company incurred a restructuring charge of $4,275 related to the reduction of its worldwide workforce of approximately 11%. The restructuring was primarily undertaken in response to the uncertainty in the health care industry and to streamline operations. The charge provided for severance payments and other costs associated with the restructuring of the Company's operations.

4. CASH, SHORT-TERM INVESTMENTS AND MARKETABLE DEBT SECURITY

  Short-term investments and the marketable debt security are stated at cost which approximates fair market value. For purposes of the statement of cash flows, cash equivalents are defined as investments with maturities of three months or less at the date of purchase. The Company holds a marketable debt security issued by the U.S. Government which matures in 1996. The marketable debt security is classified as a non-current asset on the consolidated balance sheet.

                                                                 1993    1992
                                                                ------- -------
      Cash and cash equivalents................................ $52,590 $30,498
      Short-term investments...................................   2,045  46,947
                                                                ------- -------
                                                                 54,635  77,445
      Long-term marketable debt security.......................   4,988      --
                                                                ------- -------
                                                                $59,623 $77,445
                                                                ======= =======

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which the Company will be required to adopt prospectively on January 1, 1994. Implementation of this accounting standard will not have a material effect on the Company's financial statements.

5. RECEIVABLES

                                                               1993     1992
                                                              -------  -------
      Trade receivables...................................... $83,319  $88,005
      Less allowance for doubtful receivables and sales re-
       turns.................................................  (5,864)  (5,136)
                                                              -------  -------
                                                               77,455   82,869
      Other, primarily unbilled service contracts............   9,358    7,967
                                                              -------  -------
                                                              $86,813  $90,836
                                                              =======  =======

6. INVENTORIES

                                                                 1993    1992
                                                                ------- -------
      Materials and work in process............................ $19,813 $19,856
      Finished products........................................  14,958  14,360
      Demonstrator equipment...................................  20,061  15,543
      Customer service.........................................  19,846  19,645
                                                                ------- -------
                                                                $74,678 $69,404
                                                                ======= =======

7. PROPERTY, PLANT AND EQUIPMENT, AT COST

                                                               1993      1992
                                                             --------  --------
      Land and improvements................................. $  4,948  $  5,022
      Buildings and leasehold improvements..................   19,070    19,456
      Machinery and equipment...............................   60,398    52,198
                                                             --------  --------
                                                               84,416    76,676
      Less accumulated depreciation and amortization........  (39,098)  (35,374)
                                                             --------  --------
                                                             $ 45,318  $ 41,302
                                                             ========  ========

  The Company has accepted an offer to sell property formerly used as a manufacturing facility in Germany. The transaction is expected to close in early 1994 with a small gain on the sale. The property secures a foreign line of credit. A portion of the proceeds from the sale of the property will be used to pay off the outstanding balance on this line of credit.

8. OTHER ASSETS

                                                               1993     1992
                                                              -------  -------
      Costs in excess of net assets of businesses acquired... $ 5,105  $ 5,117
      Less accumulated amortization..........................  (4,537)  (3,890)
                                                              -------  -------
                                                                  568    1,227
      Investments, at cost...................................      47    2,248
      Other..................................................     943    1,446
                                                              -------  -------
                                                              $ 1,558  $ 4,921
                                                              =======  =======

  Amortization of costs in excess of net assets of businesses acquired was $659 in 1993, $675 in 1992, and $669 in 1991, and is included in other expense (income), net.

  During 1993, the Company sold its equity investment in a third party for $3,235. A gain on the sale of the investment of $1,125 is included in other expense (income), net.

9. SHORT-TERM BORROWINGS

  Short-term borrowings represent foreign currency borrowings carrying interest rates ranging from 8% to 12% under lines of credit maintained by various foreign subsidiaries for working capital purposes. These credit lines are primarily unsecured, except as discussed in note 7.

  At December 31, 1993, the Company had available unsecured credit facilities totaling $25,000, including a committed line of credit of $15,000. No borrowings were outstanding under these facilities at December 31, 1993. The loan agreement for the committed line of credit includes various covenants relating to financial ratios and restrictions on cash dividends. The Company was in compliance with, or had obtained waivers for, these covenants at December 31, 1993.

  Interest expense as reported in the consolidated statements of operations approximates amounts paid each year.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                 1993    1992
                                                                ------- -------
      Accounts payable......................................... $17,155 $19,057
                                                                ------- -------
      Accrued expenses
        Salaries and other compensation........................  14,275  14,581
        Warranty reserves......................................   5,193   5,450
        Taxes, other than income...............................   2,440   2,145
        Other..................................................  10,075  12,465
                                                                ------- -------
                                                                 31,983  34,641
                                                                ------- -------
                                                                $49,138 $53,698
                                                                ======= =======

11. EMPLOYEE BENEFIT PLANS

  Substantially all employees of the Company's U.S. operations are covered under a noncontributory, defined benefit pension plan. The benefits are based on the employee's years of service and highest consecutive five-year average compensation.

  Net pension cost is comprised of the following:

                                                        1993    1992    1991
                                                       ------  ------  ------
      Service cost for benefits earned during the
       year........................................... $1,090  $  912  $  846
      Interest cost on projected benefit obligation...    630     478     389
      Income on plan assets...........................   (740)   (191)   (397)
      Net amortization and deferral...................    490      (7)    364
                                                       ------  ------  ------
                                                       $1,470  $1,192  $1,202
                                                       ======  ======  ======

  The funded status of the plans at December 31, 1993 and 1992 follows:

                                                              1993     1992
                                                            --------  -------
      Accumulated benefit obligation, including vested
       benefits of $5,552 at December 31, 1993 and $3,532
       at December 31, 1992...............................  $  6,526  $ 4,136
                                                            --------  -------
      Projected benefit obligation, including the effect
       of projected future salary increases...............    11,453    6,992
      Plan assets at fair value...........................     6,461    4,290
                                                            --------  -------
      Excess of projected benefit obligation over plan as-
       sets...............................................     4,992    2,702
      Unrecognized prior service cost.....................      (863)  (1,032)
      Unrecognized net experience loss....................    (3,685)  (1,064)
      Unrecognized net asset..............................        --       31
                                                            --------  -------
      Accrued pension cost................................  $    444  $   637
                                                            ========  =======

  The projected benefit obligations are based on employee census information as of the beginning of each year.

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% for 1993, and 8.5% for 1992 and 1991. The assumed annual rate of increase in future compensation levels was 9% for the first five years of service and 5.75% thereafter, for 1993; and 10% and 6.5% in both 1992 and 1991. The expected long-term rate of return on plan assets was 9% in each of 1993, 1992 and 1991.

  A 401(k) retirement savings plan is maintained for all U.S. employees. The Company's contributions to this plan were $895, $748, and $670 in 1993, 1992 and 1991, respectively.

12. SHAREHOLDERS' EQUITY

  In 1992, the Company adopted the 1992 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan and the 1992 Non-Officer Employee Stock Option Plan (the "1992 Plans"). Under the 1992 Plans, 1,750,000 common shares are reserved primarily for issuance of stock options at prices equal to the fair market value of the Company's common shares at the date of grant and for issuance of restricted shares at par value. Stock options and restricted stock granted under the 1992 Plans are generally exercisable at 25% each year over a four year vesting period. At December 31, 1993, approximately 359,000 shares were available for grants under the 1992 Plans.

  In 1993, the Company established the Non-Employee Director Stock Option Plan. Under this plan, 50,000 common shares were reserved for issuance of stock options at prices equal to the fair market value of the common shares at the date of grant. At December 31, 1993, 42,000 shares were available for grants under this plan.

  The Company also granted stock options and restricted stock under two plans which were in effect prior to the Distribution of SpaceLabs. At the date of the Distribution, the remaining shares available for issuance under these plans were cancelled and the exercise price for remaining stock options outstanding was adjusted in proportion to the relative values of the Company and SpaceLabs stock prices at the time of the Distribution.

  The following table summarizes option activity (shares in thousands). Option prices prior to June 26, 1992, the date of the Distribution, reflect the fair market value on the date of grant. Option prices on or subsequent to June 26, 1992 represent either the option prices adjusted to reflect the Distribution or the fair market value of the Company's common shares for options granted subsequent to June 26, 1992.

                                                                        PRICE
                                                                         PER
                                                               SHARES   SHARE
                                                               ------  --------
      Outstanding at December 27, 1991........................  1,597  $16--$52
        Granted...............................................     30
        Exercised............................................. (1,201)
        Cancelled.............................................    (51)
                                                               ------
      Outstanding at June 26, 1992............................    375  $ 9--$30
        Granted...............................................    709
        Exercised.............................................     (2)
        Cancelled.............................................     (1)
                                                               ------
      Outstanding at December 31, 1992........................  1,081  $ 9--$30
        Granted...............................................    547
        Exercised.............................................     (4)
        Cancelled.............................................    (31)
                                                               ------
      Outstanding at December 31, 1993........................  1,593  $ 9--$30
                                                               ======
      Exercisable at December 31, 1993........................    445  $ 9--$30
                                                               ======

  In 1993 and 1992, 33,000 and 131,000 shares, respectively, of restricted stock were issued at par value under the 1992 plans. Deferred compensation representing the fair market value of the shares at the date of grant is amortized over the four year vesting period.

  In February 1993, the Company's Board of Directors authorized a plan to repurchase up to 1,000,000 shares of its own common stock in the open market subject to certain criteria. The Company repurchased 794,000 shares totaling $13,441 under this program in 1993. The shares purchased will be used to service the Company's employee benefit plans.

  In October 1993, the Board of Directors authorized an oddlot shareholder program for the purpose of repurchasing oddlot share positions or allowing oddlot shareholders to establish a position of 100 shares. Under this program the Company made net purchases of 12,481 shares, totaling $312. The oddlot repurchase program expired in December 1993.

13. INCOME TAXES

  The components of income (loss) before income taxes were:

                                                          1993     1992   1991
                                                         -------  ------ ------
      U.S. operations................................... $(6,401) $5,157 $5,354
      International operations..........................   2,815   4,348  1,894
                                                         -------  ------ ------
                                                         $(3,586) $9,505 $7,248
                                                         =======  ====== ======

  Income tax expense consists of the following:

                                                          1993     1992    1991
                                                         -------  -------  ----
      Current:
        U.S. Federal.................................... $(2,835) $ 2,715  $ 42
        U.S. State and Local............................     275      310   483
        International...................................     873      434   396
      Deferred:
        U.S. Federal....................................   3,207   (1,582)  (44)
        International...................................      --      221    --
                                                         -------  -------  ----
                                                          $1,520  $ 2,098  $877
                                                         =======  =======  ====

  The difference between taxes computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income taxes and the actual income tax expense follows:

                                                       1993     1992     1991
                                                      -------  -------  -------
      Expected income taxes at U.S. statutory rate..  $(1,219) $ 3,232  $ 2,464
      Increase (reduction) in income taxes resulting
       from:
        State and local income taxes................      181      205      319
        Taxes related to foreign operations.........    1,234      505    1,330
        Utilization of international operating loss
         carryforwards/carrybacks...................   (1,088)  (1,467)  (1,484)
        Foreign Sales Corporation benefit...........       --     (536)    (550)
        Research and experimentation tax credits....       --      (84)  (1,081)
        Tax advantaged investment income............     (266)    (654)    (489)
        Restructuring costs.........................       --      406       --
        Alternative minimum tax.....................    2,510      857      710
        Tax accrual adjustment......................   (2,013)      --       --
        Change in valuation allowance...............    2,181   (1,172)    (501)
        Other, net..................................       --      806      159
                                                      -------  -------  -------
                                                      $ 1,520  $ 2,098  $   877
                                                      =======  =======  =======

  The Company had net refunds of income taxes of $4,322, $574, and $718 in 1993, 1992, and 1991, respectively.

  The tax effects of temporary differences and carryforwards which give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and December 31, 1992 are presented below.

                                                               1993      1992
                                                             --------  --------
      Deferred tax assets
        Receivables......................................... $  2,297  $  1,449
        Inventories.........................................    8,333     8,167
        International net operating loss carryforwards......    2,387     3,450
        State taxes.........................................    2,087     2,053
        Compensation........................................    1,778     2,484
        Research and experimentation credit carryforwards...    4,271     4,539
        Other, net..........................................    2,893     2,726
                                                             --------  --------
          Gross deferred tax assets.........................   24,046    24,868
          Less valuation allowance..........................  (16,643)  (14,462)
                                                             --------  --------
          Deferred tax assets, net..........................    7,403    10,406
      Deferred tax liabilities, primarily depreciation......   (3,057)   (2,853)
                                                             --------  --------
        Net deferred tax assets............................. $  4,346  $  7,553
                                                             ========  ========

  For the Company to realize its U.S. net deferred tax assets, its taxable income must be comparable to or higher than recent years. Although the Company believes such taxable income levels will be achieved, reductions in taxable income levels can result in an increased deferred income tax expense. Due primarily to the restructuring charge and a slow U.S. ultrasound market, the Company has been unable to sustain the U.S. taxable income level of recent years. This is reflected in the increase in the total valuation allowance of $2,181 during the year. Additional factors considered in determining the realizability of deferred tax assets included a tax planning strategy involving the sale/leaseback of real estate and potential carryback opportunities.

  At December 31, 1993, the Company had international net operating loss carryforwards for statutory purposes of approximately $6,700, which expire as follows: $850 in 1994, $850 in 1995, $950 in 1996, and $4,050 indefinitely. The
Company also has U.S. research and experimentation credit carryforwards of approximately $4,300 with expiration dates through 2008.

  During 1993, the Internal Revenue Service completed an examination of the Company's tax returns for the years 1989 and 1990. The audit resulted in a net refund of $1,071 which allowed the Company to reduce its liability for income taxes by $2,013. The Company believes it has made adequate provision for income taxes that may become payable with respect to open tax years.

  Provision has not been made for U.S. or additional foreign taxes on the undistributed earnings of the Company's foreign subsidiaries which total approximately $1,300. These earnings, which are anticipated to be reinvested, could become subject to additional tax if they were remitted as dividends, lent to the Company, or if the Company should sell its stock in these subsidiaries.

14. OTHER EXPENSE (INCOME), NET

  Other expense (income), net, includes foreign exchange gains and losses consisting of realized gains and losses on cash transactions involving various foreign currencies, unrealized gains and losses resulting from exchange rate fluctuations primarily affecting intercompany accounts and gains and losses on forward exchange contracts. Net losses from foreign currency transactions were $1,234, $1,839, and $712 in 1993, 1992 and 1991, respectively.

  Other expense (income), net, also includes Washington State Business and Occupation taxes of $1,086, $1,144, and $981 in 1993, 1992 and 1991, respectively. This tax is a gross receipts tax imposed on products manufactured in the state of Washington and is levied in lieu of a state income tax.

  In 1993, other expense (income), net, includes a $1,125 gain on the sale of an investment and in 1991, includes a $6,338 award received as a result of the Company's lawsuit against a competitor.

15. INVESTMENT INCOME

  Investment income consists of the following:

                                                            1993   1992   1991
                                                           ------ ------ ------
      Interest income..................................... $1,942 $1,925 $1,921
      Preferred share dividend income.....................    970  2,299  2,152
                                                           ------ ------ ------
                                                           $2,912 $4,224 $4,073
                                                           ====== ====== ======

16. LEASES

  The Company was obligated at December 31, 1993 under long-term operating leases for various types of property and equipment, with minimum aggregate rentals totaling $11,093 as follows: $3,752 in 1994, $2,122 in 1995, $1,659 in
1996, $1,338 in 1997, $1,315 in 1998 and $907 in later years.

  Many of the Company's leases contain renewal options and clauses for escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Certain leases are expected to be renewed or replaced at expiration. Total rental expense under operating leases was $4,563, $4,599, and $4,675 in 1993, 1992 and 1991, respectively.

17. LEGAL CONTINGENCIES

  In November 1992, a U.S. District Court in California granted a motion by SRI International, Inc. ("SRI") requesting partial summary judgment on a patent infringement claim relating to an electrical circuit alleged to be used in the Company's Ultramark 4 system. In February 1993, the Court entered an order enjoining further use of the circuit in dispute by the Company until the patent expires in April 1994. This injunction will not pose an obstacle to continued shipment of products by the Company through the expiry of the SRI patent in April 1994. The Company has appealed the summary judgment decision to the U.S. Federal Circuit Court of Appeals, and further proceedings to determine a damage award have been stayed pending the outcome of the Company's appeal. SRI has stated in a February 1993 press release that it is seeking over $5 million in damages. The Company continues to believe the SRI patent is invalid and not infringed by the Company. At this stage of the litigation, the Company cannot predict the outcome of the suit or estimate the amount of loss, if any, but believes its defenses are meritorious and is vigorously pursuing its rights in the Appellate Court.

  In addition to the foregoing proceedings, the Company is involved in various other legal actions and claims arising in the ordinary course of business. The Company believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition.

18. GEOGRAPHIC SEGMENT INFORMATION

  The Company operates in one industry segment: developing, manufacturing, marketing and servicing medical ultrasound imaging systems. Internationally, the Company's products are marketed through its subsidiaries and independent distributors, with principal subsidiaries located in Europe, Canada and Australia.

  U.S. revenues in the following table include export sales to customers in foreign countries of $44,996, $41,267, and $30,848 in 1993, 1992 and 1991,
respectively.

  A summary of the Company's operations by geographic area follows:

                                         INTERNATIONAL
                                    -------------------------
                                                              ADJUSTMENTS/
                            U.S.    EUROPE    OTHER    TOTAL  ELIMINATIONS  TOTAL
                          --------  -------  -------  ------- ------------ --------
1993
Revenues................  $207,851  $77,288  $19,372  $96,660   $     --   $304,511
Intercompany sales......    63,959       --       --       --    (63,959)        --
                          --------  -------  -------  -------   --------   --------
                           271,810   77,288   19,372   96,660    (63,959)   304,511
Income (loss) before in-
 come taxes.............    (4,595)   3,281     (137)   3,144     (2,135)    (3,586)
Assets..................   165,612   52,769   11,433   64,202     (4,017)   225,797
1992
Revenues................  $229,028  $75,738  $18,945  $94,683   $     --   $323,711
Intercompany sales......    52,493       --       --       --    (52,493)        --
                          --------  -------  -------  -------   --------   --------
                           281,521   75,738   18,945   94,683    (52,493)   323,711
Income (loss) before in-
 come taxes.............     5,049    4,732     (397)   4,335        121      9,505
Assets..................   170,163   50,044   10,104   60,148     (1,041)   229,270
1991
Revenues................  $196,603  $64,286  $18,827  $83,113   $     --   $279,716
Intercompany sales......    47,922      495       --      495    (48,417)        --
                          --------  -------  -------  -------   --------   --------
                           244,525   64,781   18,827   83,608    (48,417)   279,716
Income (loss) before in-
 come taxes.............     4,050     (217)     564      347      2,851      7,248
Assets..................   149,471   50,444   11,228   61,672        423    211,566

  International revenues, including both international operations and export sales, were as follows:

                                                       1993     1992     1991
                                                     -------- -------- --------
      European operations........................... $ 77,288 $ 75,738 $ 64,286
      Other international operations................   19,372   18,945   18,827
                                                     -------- -------- --------
                                                       96,660   94,683   83,113
      Export sales..................................   44,996   41,267   30,848
                                                     -------- -------- --------
        Total international revenues................ $141,656 $135,950 $113,961
                                                     ======== ======== ========

  Geographic assets may be reconciled to consolidated assets as follows:

                                                        1993     1992     1991
                                                      -------- -------- --------
      Geographic assets.............................  $225,797 $229,270 $211,566
      General corporate assets (principally cash and
       investments).................................    50,901   66,341   80,042
                                                      -------- -------- --------
      Consolidated assets...........................  $276,698 $295,611 $291,608
                                                      ======== ======== ========

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        QUARTERS
                                            ----------------------------------
                                            FIRST SECOND  THIRD  FOURTH TOTAL
                                            ----- ------  -----  ------ ------
                                             (IN MILLIONS, EXCEPT PER SHARE
                                                         DATA)
1993
Revenues................................... $81.4 $75.4   $65.7  $82.0  $304.5
Gross profit...............................  35.8  34.3    28.9   37.7   136.7
Income (loss) from operations..............   1.5  (2.1)   (8.6)   3.4    (5.8)
Income (loss) before income taxes..........   2.3  (1.5)   (8.2)   3.8    (3.6)
Net income (loss)..........................   1.9  (1.8)   (8.7)   3.5    (5.1)
Net income (loss) per share................ $ .17 $(.16)  $(.80) $ .33  $ (.46)
1992
Revenues................................... $75.9 $77.0   $78.2  $92.6  $323.7
Gross profit...............................  35.2  35.8    35.8   42.3   149.1
Income (loss) from operations..............   2.8  (3.1)    1.0    5.4     6.1
Income (loss) before income taxes..........   3.9  (2.2)    1.7    6.1     9.5
Net income (loss)..........................   3.1  (2.1)    1.3    5.1     7.4
Net income (loss) per share................ $ .29 $(.19)  $ .11  $ .45  $  .67

  Quarterly per share data shown do not add to the total due to changes in the number of weighted average shares outstanding during the year.

  The loss from operations in the third quarter of 1993 includes a restructuring charge of $4.3 million. The loss from operations in the second quarter of 1992 includes $5.0 million of stock distribution expenses and restructuring charges related to the Distribution of SpaceLabs.

20. SUBSEQUENT EVENT

  In February 1994, the Company entered into a Merger Agreement with Interspec, Inc. ("Interspec"), a manufacturer of medical diagnostic ultrasound systems and transducers, headquartered in Ambler, Pennsylvania. Pursuant to the Merger Agreement, which is subject to approval by shareholders of both companies, Interspec would become a wholly owned subsidiary of the Company through an exchange of 0.413 shares of the Company's common stock for each share of Interspec stock. The proposed merger plan will be submitted to shareholders of Interspec and the Company at their respective shareholder meetings in May 1994. The transaction is expected to be accounted for as a pooling-of-interests.

  Interspec reported revenues of $61,377, net income of $1,950, and net income per share of $0.31 for its fiscal year ended November 30, 1993.

  The Company is filing a proxy statement with the Securities and Exchange Commission relating to the merger proposal which will more fully describe the proposed merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Part III (Items 10-13) is set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1993. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS

  The following consolidated financial statements of the Company are included in Item 8 of this Form 10-K report:

    Independent Auditors' Report

    Consolidated Financial Statements:

      Consolidated Balance Sheets at December 31, 1993 and 1992

      Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1993

      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1993

      Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1993

      Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

  An index to the financial statement schedules required to be filed by Part II, Item 8 of this Form is set forth immediately before the attached financial statement schedules on pages 41 through 43 of this filing.

3. EXHIBITS

  The required exhibits are included at the back of this Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

4. REPORTS ON FORM 8-K

  None.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                        PAGE
                                                        ----
 Financial Statement Schedules for each of the years
  in the three-year period ended December 31, 1993:
    VIII  Valuation and qualifying accounts              41
      IX  Short-term borrowings                          42
       X  Supplementary income statement information     43

  All other schedules are omitted because they are not applicable, the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                 SCHEDULE VIII

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                             ADDITIONS
                                        -------------------
                                                                        BALANCE
                             BALANCE AT CHARGED TO CHARGED              AT END
                             BEGINNING  COSTS AND  TO OTHER               OF
        DESCRIPTION          OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS  PERIOD
        -----------          ---------- ---------- -------- ----------  -------
                                              (IN THOUSANDS)
Year ended December 31, 1993:
  Valuation accounts
   deducted from assets:
    Allowance for doubtful
     receivables and sales
     returns................  $ 5,136     $1,255    $   --    $  527(1) $ 5,864
                              =======     ======    ======    ======    =======
    Valuation allowance for
     deferred tax assets....  $14,462     $2,181    $   --    $   --    $16,643
                              =======     ======    ======    ======    =======
Year ended December 31, 1992:
  Valuation accounts
   deducted from assets:
    Allowance for doubtful
     receivables and sales
     returns................  $ 5,669     $1,120    $   --    $1,653(1) $ 5,136
                              =======     ======    ======    ======    =======
    Valuation allowance for
     deferred tax assets....  $11,857     $   --    $3,777    $1,172(2) $14,462
                              =======     ======    ======    ======    =======
Year ended December 27, 1991:
  Valuation accounts
   deducted from assets:
    Allowance for doubtful
     receivables and sales
     returns................  $ 5,087     $1,292    $   --    $  710(1) $ 5,669
                              =======     ======    ======    ======    =======
    Valuation allowance for
     deferred tax assets....  $12,358     $   --    $   --    $  501(2) $11,857
                              =======     ======    ======    ======    =======

- --------
NOTE:
(1) Accounts charged off, net of recoveries.
(2) Adjustments to the valuation allowance for deferred tax assets, based on the ability to realize net deferred tax assets in the future, according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                  SCHEDULE IX

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                             SHORT-TERM BORROWINGS

                                    BALANCE    MAXIMUM       AVERAGE
                                    AT END     AMOUNT        AMOUNT
   CATEGORY OF AGGREGATE SHORT-       OF     OUTSTANDING   OUTSTANDING
         TERM BORROWINGS            PERIOD  DURING PERIOD DURING PERIOD
   ----------------------------     ------- ------------- -------------
                                              (IN THOUSANDS)
December 31, 1993:
  Payable to:
    Others, primarily banks.......  $3,679     $4,219        $3,504
                                    ======     ======        ======
December 31, 1992:
  Payable to:
    Others, primarily banks.......  $4,528     $5,769        $4,766
                                    ======     ======        ======
December 27, 1991:
  Payable to:
    Others, primarily banks.......  $7,985     $7,985        $4,211
                                    ======     ======        ======

- --------
NOTES:
(1) The weighted average interest rate on short-term borrowings outstanding at fiscal year-end 1993, 1992 and 1991 was approximately 8.0%, 10.3% and 10.8%, respectively.
(2) The weighted average interest rate related to the average amount of short-term borrowings outstanding during 1993, 1992 and 1991 was approximately 10.6%, 10.8% and 13.4%, respectively. These rates, as well as the average amounts outstanding during the period, are based upon month-end balances.

                                   SCHEDULE X

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                       YEAR ENDED
                                         --------------------------------------
                                         DECEMBER 31, DECEMBER 31, DECEMBER 27,
   ITEM CHARGED TO COSTS AND EXPENSES        1993         1992         1991
   ----------------------------------    ------------ ------------ ------------
                                                     (IN THOUSANDS)
Maintenance and repairs.................    $1,447       $1,541       $1,428
                                            ======       ======       ======
Advertising costs.......................    $2,996       $2,839       $2,653
                                            ======       ======       ======

  As to the items omitted, the answer is none or the required information is disclosed in the notes to the consolidated financial statements or the amounts are not sufficient to require disclosure.

                          CONSENT OF KPMG PEAT MARWICK

The Board of Directors
Advanced Technology Laboratories, Inc.:

  We consent to incorporation by reference in the registration statements 33-38218, 33-38217, 33-28830, 33-28092, 33-22434, 33-10618, 33-47967, and 33-66298
on Form S-8 of Advanced Technology Laboratories, Inc., of our report dated February 10, 1994, relating to the consolidated balance sheets of Advanced Technology Laboratories, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 annual report on Form 10-K of Advanced Technology Laboratories, Inc.

/s/ KPMG Peat Marwick
KPMG Peat Marwick

Seattle, Washington
February 25, 1994

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DENNIS C. FILL, HARVEY N. GILLIS, and W. BRINTON YORKS, Jr. and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        Advanced Technology Laboratories, Inc.
                                        (Registrant)


                                        By      /s/ Dennis C. Fill
                                          -----------------------------------
                                                    Dennis C. Fill
                                                Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Dennis C. Fill            Chairman of the Board, Chief       2/18/94
- ------------------------------------ Executive Officer and
           Dennis C. Fill            Director

      /s/ Harvey N. Gillis           Senior Vice President, Chief       2/18/94
- ------------------------------------ Financial Officer
          Harvey N. Gillis

      /s/ David M. Perozek           President and Chief                2/18/94
- ------------------------------------ Operating Officer and
          David M. Perozek           Director

      /s/ Ralph M. Barford           Director                           2/18/94
- ------------------------------------
          Ralph M. Barford

      /s/ Kirby L. Cramer            Director                           2/18/94
- ------------------------------------
          Kirby L. Cramer

  /s/ Harvey Feigenbaum, M.D.        Director                           2/18/94
- ------------------------------------
      Harvey Feigenbaum, M.D.

      /s/ Eugene A. Larson           Director                           2/18/94
- ------------------------------------
          Eugene A. Larson

       /s/ John R. Miller            Director                           2/18/94
- ------------------------------------
           John R. Miller

     /s/ Harry Woolf, Ph.D.          Director                           2/18/94
- ------------------------------------
         Harry Woolf, Ph.D.

    /s/ Richard S. Totorica          Corporate Controller (Chief        2/18/94
- ------------------------------------ Accounting Officer)
        Richard S. Totorica
