Form 10-Q
period 1994-04-01
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1994-05-06
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549



                          FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 1, 1994


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ___  to  ___


               Commission File Number 0-15160

           ADVANCED TECHNOLOGY LABORATORIES, INC.
   (Exact name of registrant as specified in its charter)


          Delaware                     91-1353386
  (State of incorporation)    (IRS Employer Identification No.)

   22100 Bothell-Everett Highway
    Post Office Box 3003               98041-3003
    Bothell, Washington                (Zip Code)
   (Address of principal
     executive offices)

                      (206) 487-7000
                    (Telephone number)


Common stock, $0.01 par value; 10,532,962 shares outstanding as of April 29, 1994


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES   X   NO

           ADVANCED TECHNOLOGY LABORATORIES, INC.
                      TABLE OF CONTENTS




PART I    Financial Information:
                                                                Page No.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            April 1, 1994 (unaudited) and December 31, 1993          3

          Condensed Consolidated Statements of Income
            (Unaudited) - Three Months Ended April 1, 1994
            and April 2, 1993                                        4

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - Three Months ended April 1, 1994
            and April 2, 1993                                        5

          Notes to Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9



PART II   Other Information:

Item 1.   Legal Proceedings                                         13

Item 2.   Changes in Securities                                     13

Item 3.   Defaults Upon Senior Securities                           13

Item 4.   Submission of Matters to a Vote of Security Holders       13

Item 5.   Other Information                                         13

Item 6.   Exhibits and Reports on Form 8-K                          13

INDEX TO EXHIBITS                                                   15

PART I    Financial Information

Item 1.        Financial Statements

           ADVANCED TECHNOLOGY LABORATORIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                             4/1/94  12/31/93
                                      (unaudited)

                           ASSETS

CURRENT ASSETS
  Cash and short-term investments         $52,799   $54,635
  Receivables                              87,363    85,794
  Inventories                              72,271    74,678
  Prepaid expenses                          1,477     1,305
  Deferred income taxes                     7,400     7,403
                                         --------  --------
                                          221,310   223,815

MARKETABLE DEBT SECURITY                    4,988     4,988

PROPERTY, PLANT AND EQUIPMENT, NET         41,352    45,318

OTHER ASSETS, NET                           2,646     2,577
                                         --------  --------
                                         $270,296  $276,698
                                         ========  ========



            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                  $    573  $  3,679
  Accounts payable and accrued expenses    43,916    49,138
  Deferred revenue                         30,187    29,691
  Taxes on income                           4,530     4,763
                                         --------  --------
                                           79,206    87,271

DEFERRED INCOME TAXES                       3,057     3,057

SHAREHOLDERS' EQUITY                      188,033   186,370
                                         --------  --------
                                         $270,296  $276,698
                                         ========  ========



Common shares outstanding                  10,525    10,508

 See accompanying notes to condensed consolidated financial statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)



                                          Three months ended
(In thousands except per share data)       4/1/94   4/2/93

REVENUES
  Product sales                           $60,145  $66,610
  Service                                  15,751   14,789
                                          -------  -------
                                           75,896   81,399
COST OF SALES
  Cost of product sales                    34,211   35,659
  Cost of service                           9,687    9,912
                                          -------  -------
                                           43,898   45,571

GROSS PROFIT                               31,998   35,828

OPERATING EXPENSES
  Selling, general and administrative      20,602   22,326
  Research and development                 10,286   10,354
  Other expense, net                          354    1,598
                                          -------  -------
                                           31,242   34,278

INCOME FROM OPERATIONS                        756    1,550

Interest, net                                 395      704
                                          -------  -------
INCOME BEFORE INCOME TAXES                  1,151    2,254

Provision for income taxes                    409      337
                                          -------  -------
NET INCOME                                $   742  $ 1,917
                                          =======  =======

Net income per share                        $0.07    $0.17


Weighted average common shares
  and equivalents outstanding              10,570   11,348



 See accompanying notes to condensed consolidated financial statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)




                                                   Three months ended
(In thousands)                                     4/1/94      4/2/93

OPERATING ACTIVITIES
  Net income                                      $   742     $ 1,917
  Non-cash charges to income:
       Depreciation and amortization                2,921       2,900
       Gain on sale of property                      (105)         --
  Changes in:
   Receivables                                       (853)      3,913
   Inventories                                      2,855         889
   Accounts payable and accrued expenses           (5,526)     (5,186)
   Deferred revenue                                   464         887
   Taxes on income                                   (254)         (3)
   Other                                               56        (428)
                                                 --------     --------
     Cash provided by operations                      300       4,889

INVESTING ACTIVITIES
  (Increase) decrease in short-term investments    (3,953)      6,589
  Investment in long-term marketable debt security     --      (4,988)
  Investment in property, plant and equipment      (1,741)     (2,924)
  Proceeds from sale of property                    3,224          --
                                                  --------    --------
     Cash used by investing activities             (2,470)     (1,323)

FINANCING ACTIVITIES
  Decrease in short-term borrowings                (3,106)       (923)
  Repurchase of common shares                        (369)     (2,812)
  Exercise of stock options                            43          14
                                                  --------    --------
     Cash used by financing activities             (3,432)     (3,721)

Effect of exchange rate changes                      (187)         71
                                                  --------    --------
Decrease in cash and cash equivalents              (5,789)        (84)
Cash and cash equivalents, beginning of period     52,590      30,498
                                                  --------    --------
Cash and cash equivalents, end of period          $46,801     $30,414
                                                  ========    ========



 See accompanying notes to condensed consolidated financial statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)



1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Advanced Technology Laboratories, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company." The Company develops, manufactures, markets and services diagnostic medical ultrasound systems worldwide. These systems are used primarily in radiology, cardiology, obstetrics and gynecology, and peripheral vascular applications.

The accompanying condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Form 10-K Annual Report to Shareholders.

The information furnished reflects, in the opinion of the management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 1994 presentation.

3. Cash, Short-Term Investments, and Marketable Debt
   Security

The Company considers short-term investments with maturity dates of three months or less at the date of purchase to be cash equivalents for purposes of the statement of cash flows. All investments are expected to be held to maturity and are recorded at cost.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)

3.  Cash, Short-Term Investments, and Marketable Debt
    Security (continued)

                                      4/1/94     12/31/93

     Cash and cash equivalents       $46,801      $52,590
     Short-term investments            5,998        2,045
                                     -------      -------
                                      52,799       54,635
     Long-term marketable debt
       security                        4,988        4,988
                                     -------      -------
                                     $57,787      $59,623
                                     =======      =======

4.  Inventories

                                      4/1/94     12/31/93

     Materials and work in process   $19,816      $19,813
     Finished products                13,056       14,958
     Demonstration                    19,935       20,061
     Customer service                 19,464       19,846
                                     -------      -------
                                     $72,271      $74,678
                                     =======      =======

5.  Share Repurchase Program

In February 1993, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company's common stock in the open market subject to certain criteria to be used to service the Company's employee benefit plans. The Company repurchased 22,000 shares totaling $369 under this program during the first quarter of 1994. In 1993, the Company repurchased 794,000 shares totaling $13,441 under this program.

6.  Per Share Data

Per share data is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period as presented in the condensed consolidated statements of income. Dilutive common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)



7.   Merger Agreement

In February 1994, the Company entered into a merger agreement with Interspec, Inc. ("Interspec"), a manufacturer of diagnostic medical ultrasound systems and transducers, headquartered in Ambler, Pennsylvania. Pursuant to the merger agreement, which is subject to approval by shareholders of both companies at their respective shareholder meetings on May 16, 1994, Interspec would become a wholly owned subsidiary of the Company through an exchange of 0.413 shares of the Company's common stock for each share of Interspec stock. The transaction is expected to be accounted for as a pooling-of-interests.

The Company has filed a joint proxy/prospectus statement with the Securities and Exchange Commission which became effective on April 18, 1994 and which more fully describes the proposed merger.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                    RESULTS OF OPERATIONS


(In millions)                           4/1/94  4/2/93  % Change

Revenues                                 $75.9   $81.4    (6.8%)

Gross Profit                             $32.0   $35.8   (10.7%)

Operating Expenses                       $31.2   $34.3    (8.9%)

Net Income                               $  .7   $ 1.9   (61.3%)

Net Income per Share                     $0.07   $0.17   (58.8%)



The Company reported net income of $.7 million or $0.07 per share in the first quarter of 1994, compared with net income of $1.9 million or $0.17 per share in the first quarter of 1993. The decrease in net income reflects lower revenues and gross profit, partially offset by a reduction in operating expenses compared with the same period of 1993.

The Company's revenues decreased 6.8% to $75.9 million in the first quarter of 1994 compared with $81.4 million in the first quarter of 1993. A $6.5 million decrease in product sales was partially offset by an increase in service revenues of $1.0 million over the first quarter of 1993. The Company believes the lower revenues primarily reflect the continued constrained and competitive market conditions caused by both structural consolidations within the health care system and the uncertain impact of pending health care reform legislation. International revenues were adversely impacted by the continued weakness of the European economies and the strengthening of the U.S. dollar compared with the same period in the prior year. The Company is unable to anticipate when the constrained market conditions will improve.

Gross profit was $32.0 million in the first quarter of 1994, compared with $35.8 million in the first quarter of 1993. As a percent of revenues, gross margin decreased to 42.2%, compared with 44.0% in the prior year. The decline in gross profit reflects adverse impacts of lower volumes, competitive price pressures, manufacturing variances, and changing product configurations in the high performance product market segment.
These factors were partially offset by continued changes in the Company's product mix with sales of the Ultramark(R) 9 High Definition(TM) Imaging (HDI (TM)) systems increasing as a percent of total product sales. Service gross profit and margins increased over the first quarter of 1993, reflecting the growing installed base of the Company's products and improved efficiencies in the service operations.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  (Continued)

Operating expenses in the first quarter of 1994 decreased 8.9% to $31.2 million from $34.3 million in the first quarter in 1993. Lower selling, general and administrative expenses reflect cost cutting measures implemented by the Company in the third quarter of 1993, including an 11% reduction in workforce in August 1993. This decrease was partially offset by increased selling, general, and administrative expenses related to the expansion of the Company's sales activities in Asia, the Pacific region and Latin America. The Company opened a new sales and customer service subsidiary in Argentina in the first quarter of 1994. Research and development expenses of $10.3 million were comparable to the 1993 first quarter levels. As a percent of revenues, research and development expenses were 13.6%, up from 12.7% in the prior year. Planned increases in new and sustaining product development programs are expected to result in an increase in research and development expenses through the remainder of 1994. Other expense, net, decreased from the same period of the prior year mainly due to lower foreign exchange losses and the inclusion in first quarter of 1993 of expenses related to the relocation of a transducer manufacturing facility of the Company from California to Bothell, Washington.

Planned increases in research and development spending together with anticipated lower business levels could result in the Company reporting an operating loss in the second quarter of 1994.

In February 1994, the Company announced it had entered into a merger agreement with Interspec, Inc., a manufacturer of diagnostic medical ultrasound systems and transducers, headquartered in Ambler, Pennsylvania. The transaction is subject to approval by both companies' shareholders on May 16, 1994 and other customary conditions. The waiting period for the companies' Hart-Scott-Rodino filing expired without objection. Expenses of $2.3 million incurred by the companies for investment advisory, legal, accounting and other costs associated with the proposed merger will be reported in the second quarter of 1994. In addition, assuming the merger of the Company and Interspec is approved by shareholders of both companies, the Company is anticipating incurring expenses of approximately $2 million related to the integration of the two companies' operations.

The Company is subject to certain rules and regulations of the Food and Drug Administration ("FDA") regarding the design, documentation, manufacture, marketing, and reporting of the performance of its products. Following a routine inspection by the FDA and the issuance of a warning letter to the Company in 1992, the Company put into place expanded programs of documentation, process control, and continuous quality improvement to enhance regulatory compliance. During the latter half of 1993 and early 1994, the FDA conducted a follow-up inspection. In March 1994, the Company received the FDA's observations from the follow-up inspection, which the Company believes will not lead to further regulatory action by the FDA. The Company also received observations from a routine
FDA inspection of the Mahwah, New Jersey facility, which the Company believes will not lead to further regulatory actions by the FDA.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  (Continued)

In February 1994, the Company filed a Premarket Approval
("PMA") application with the FDA for the use of the Company's HDI ultrasound system to distinguish benign from malignant breast disease. In April 1994, the Company was notified that the FDA has accepted the PMA application, its protocol and data as being complete by filing the application for review, and has also granted the PMA application an expedited review and appointed an internal reviewing group to begin the FDA's review of the application.


CAPITAL RESOURCES AND LIQUIDITY


  (In millions)                            4/1/94  12/31/93

  Cash and investments
    Cash and short-term investments         $52.8     $54.6
    Marketable debt security                  5.0       5.0
                                            -----     -----
              Total                         $57.8     $59.6

  Total Assets                             $270.3    $276.7

  Shareholders' Equity                     $188.0    $186.4


Cash and investments totalled $57.8 million at April 1, 1994 compared with $59.6 million at December 31, 1993.

As shown in the Statement of Cash Flows, operating activities generated cash flows of $.3 million during the first quarter of 1994. Operating activities consist of net income adjusted for depreciation and amortization and net changes in operating assets and liabilities.

The sale of the Company's former manufacturing facility in Germany was completed during the first quarter of 1994, generating cash proceeds of $3.2 million and resulting in a $0.1 million gain. The proceeds from the sale of the property were used to pay off the outstanding balance of a foreign line of credit used by the Company's German subsidiary. Investing activities also included $1.7 million invested in normal additions to property, plant and equipment during the first quarter of 1994.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  (Continued)

The Company repurchased 22,000 shares of its common stock for $.4 million during the first quarter of 1994, under a share repurchase plan authorized by the Board of Directors in February 1993. Under the program, the Company is authorized to purchase up to 1,000,000 shares and has purchased a total of 816,000 shares as of April 1, 1994.
The Company has currently suspended share repurchases due to the pending merger with Interspec.

In addition to its cash balances, the Company has available domestic unsecured credit facilities of $25 million, including a committed line of credit of $15 million. The Company anticipates its existing capital resources and funds generated from operations should be sufficient to meet the Company's operating requirements in the next year.

PART II  Other Information

Item 1.  Legal Proceedings - Not applicable.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         - Not applicable.

Item 5.  Other Items - Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits are included at the back of this Form 10-Q and are described in the Exhibit Index immediately preceding the first exhibit.

(b) Reports on Form 8-K

On February 17, 1994, the Company filed a report on Form 8-K announcing that it had entered into a merger agreement with Interspec, Inc. whereby Interspec would become a wholly owned subsidiary of the Company through an exchange of
0.3835 shares of the Company's stock for each share of Interspec stock, based on the purchase method of accounting.

On March 4, 1994, the Company filed a report on Form 8-K announcing that it had amended and restated its merger agreement with Interspec, whereby the exchange ratio applicable to the merger was adjusted to be 0.413 shares of the Company's stock for each share of Interspec stock, as a result of the determination that the pooling-of-interests method of accounting was appropriate for the merger transaction.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      ADVANCED TECHNOLOGY LABORATORIES, INC.
                                    (Registrant)



DATE:  May 5, 1994     BY:      /s/  Harvey N. Gillis
                            -----------------------------------
                                    Harvey N. Gillis
                                  Senior Vice President
                               Finance and Administration
                               and Chief Financial Officer

                      Index to Exhibits



Exhibit
No.            Exhibit                                           Page


99.1      Amended and Restated Agreement of Merger                --
          dated as of February 10, 1994, previously filed with and incorporated herein by reference to Appendix I of the Joint Proxy Statement/Prospectus to the Company's Registration Statement on Form S-4,
          Registration No. 33-53161, filed on April 18, 1994.