Form 10-Q
period 1994-07-01
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1994-08-11
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended July 1, 1994

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____ to _____


               Commission File Number 0-15160

           ADVANCED TECHNOLOGY LABORATORIES, INC.
   (Exact name of registrant as specified in its charter)


           Delaware                          91-1353386
   (State of incorporation)      (IRS Employee Identification No.)

22100 Bothell-Everett Highway SE
     Post Office Box 3003
     Bothell, Washington                     98041-3003
(Address of principal executive offices)     (Zip Code)

                       (206) 487-7000
                     (Telephone number)


Common stock, $0.01 par value; 13,165,273 shares outstanding as of July 31, 1994


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




PART I      Financial Information:                             Page No.

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets
            (Unaudited) - July 1, 1994 and December 31, 1993        3

            Condensed Consolidated Statements of Operations
            (Unaudited) - Three Months and Six Months Ended
            July 1, 1994 and July 2, 1993                           4

            Condensed Consolidated Statements of Cash Flows
            (Unaudited) - Six Months Ended July 1, 1994 and
            July 2, 1993                                            5

            Notes to Condensed Consolidated Financial
            Statements                                              6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations           9



PART II     Other Information:

Item 1.     Legal Proceedings                                      11

Item 2.     Changes in Securities                                  11

Item 3.     Defaults Upon Senior Securities                        11

Item 4.     Submission of Matters to a Vote of Security
            Holders                                                11

Item 5.     Other Information                                      12

Item 6.     Exhibits and Reports on Form 8-K                       13

PART I  Financial Information

Item 1. Financial Statements

           ADVANCED TECHNOLOGY LABORATORIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

     (In thousands)                         7/1/94      12/31/93

                               ASSETS

     CURRENT ASSETS
     Cash and short-term investments       $40,533      $ 54,758
     Receivables                            97,489       102,811
     Inventories                            91,906        88,692
     Prepaid expenses                        3,685         2,180
     Deferred income taxes                   9,153         8,974
                                           -------       -------
                                           242,766       257,415


     MARKETABLE DEBT SECURITY                4,988         4,988

     PROPERTY, PLANT AND EQUIPMENT, NET     56,263        59,811

     OTHER ASSETS                            7,116         7,183
                                          --------     ---------
                                          $311,133     $ 329,397
                                          ========     =========


                LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
     Short-term borrowings                    $890       $ 5,279
     Current installments of long-term debt  1,840           470
     Accounts payable and accrued expenses  62,044        60,928
     Deferred revenue                       29,676        30,711
     Taxes on income                         5,057         4,946
                                            ------       -------
                                            99,507       102,334


     DEFERRED INCOME TAXES                   4,657         4,628

     LONG-TERM DEBT                          7,244        11,600

     SHAREHOLDERS' EQUITY                  199,725       210,835
                                          --------     ---------
                                          $311,133     $ 329,397
                                          ========     =========


     COMMON SHARES OUTSTANDING              13,159        13,101


 See accompanying notes to condensed consolidated financial
                         statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


                                    Three months          Six months
                                       ended                 ended
(In thousands, except per         7/1/94    7/2/93     7/1/94     7/2/93
share data)

REVENUES
Product sales                   $ 65,392  $ 70,998   $ 136,078  $ 147,789
Service                           19,407    18,170      38,077     35,614
                                  ------    ------     -------    -------
                                  84,799    89,168     174,155    183,403

COST OF SALES
Product sales                     35,161    35,901      74,027     75,869
Service                           12,346    11,900      23,996     23,754
                                  ------    ------      ------     ------
                                  47,507    47,801      98,023     99,623

GROSS PROFIT                      37,292    41,367      76,132     83,780

OPERATING EXPENSES
Selling, general and
  administrative                  27,544    29,295      52,800     55,765
Research and development          13,823    13,097      26,448     25,156
Merger and other costs             5,391      --         5,391       --
Other expense, net                   388       639         818      2,197
                                  ------    ------      ------     ------
                                  47,146    43,031      85,457     83,118

INCOME (LOSS) FROM OPERATIONS     (9,854)   (1,664)     (9,325)       662


INTEREST, NET                        140       347         332        846
                                  ------    ------      ------      -----
INCOME (LOSS) BEFORE INCOME TAXES (9,714)   (1,317)     (8,993)     1,508

INCOME TAX EXPENSE                   232       315         652        655
                                 --------  --------    --------     -----
NET INCOME (LOSS)                $(9,946)  $(1,632)    $(9,645)      $853
                                 ========  ========    ========     =====


NET INCOME (LOSS) PER SHARE       $(0.76)   $(0.12)     $(0.74)     $0.06

WEIGHTED AVERAGE COMMON SHARES
AND EQUIVALENTS OUTSTANDING        13,134    13,655      13,118    13,822



 See accompanying notes to condensed consolidated financial
                         statements.

          ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                  Six months ended
(In thousands)                                   7/1/94       7/2/93

OPERATING ACTIVITIES
  Net income (loss)                             $(9,645)     $   853
  Non-cash charges (credits) to income:
       Depreciation and amortization              7,571        7,209
       Gain on sale of property                    (105)          --
  Changes in:
       Receivables                                4,076        1,792
       Inventories                                 (591)      (8,579)
       Accounts payable and accrued expenses       (206)      (2,731)
       Deferred revenue                          (1,205)        (885)
       Taxes on income                               57          (52)
       Other                                     (1,726)        (100)
                                                --------      -------
   Cash used in operating activities             (1,774)      (2,493)

INVESTING ACTIVITIES
  (Increase) decrease in short-term
    investments                                  (1,948)      33,219
  Investment in long-term marketable debt
    security                                        --        (4,988)
  Investment in property, plant and equipment    (5,767)      (7,606)
  Proceeds from sale of property                  3,224           --
  Other                                            (389)        (756)
                                                 -------     -------
    Cash provided by (used in) investing
    activities                                   (4,880)      19,869

FINANCING ACTIVITIES
  Decrease in short-term borrowings              (5,639)      (1,056)
  Repayment of long-term debt                    (2,949)        (233)
  Repurchase of common shares                      (369)      (8,045)
  Exercise of stock options                         150          189
                                                 -------      -------
    Cash used in financing activities            (8,807)      (9,145)

Effect of exchange rate changes                    (712)         527
                                                -------       ------
Net decrease in cash and cash equivalents       (16,173)       8,758

Cash and cash equivalents, beginning of period   52,713       34,770
                                                -------      -------
Cash and cash equivalents, end of period        $36,540      $43,528
                                                =======      =======


See accompanying notes to condensed consolidated financial
                         statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Advanced Technology Laboratories, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company." The Company develops, manufactures, markets and services diagnostic medical ultrasound systems worldwide. These systems are used primarily in radiology, cardiology, obstetrics/gynecology, and peripheral vascular applications.

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

2. Acquisition of Interspec, Inc.

On May 17, 1994, the Company completed its merger with Interspec, Inc. ("Interspec"). Interspec develops, manufactures, markets, and services diagnostic medical ultrasound imaging systems and related supplies and accessories for physicians' offices, clinics and hospitals.
To effect the merger, the Company issued approximately 2.6 million shares of common stock for all of the outstanding common stock of Interspec, based on an exchange ratio of
0.413 share of ATL stock for each share of Interspec stock.
The merger has been accounted for as a pooling of interests business combination; therefore, prior financial statements and information have been restated to include Interspec as if the companies had been combined for all periods presented.

Prior to the merger, Interspec reported its financial statements based on a November 30 fiscal year end. In 1994, the fiscal year end of the combined companies will end December 31, consistent with ATL's year end. To conform the financial reporting periods of the combined companies, Interspec's results of operations for the one month period ended March 31, 1994 have been excluded from the consolidated statements of operations and cash flows and accounted for as an adjustment to retained earnings. Interspec's results for the one month ended March 31, 1994 included $2.1 million of expenses related primarily to the termination of dealer arrangements in countries outside the United States.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)


2. Acquisition of Interspec, Inc. (continued)

Interspec's March 1994 results are summarized as follows:

       Revenues                  $3,320
       Net loss                  (4,180)

In the second quarter, the newly combined company incurred $3.9 million for merger related costs and expenses and $1.5 million associated with the bankruptcy of Interspec's former distributor in Italy as accounts receivable were garnished in the bankruptcy proceeding. Of the $3.9 million merger expenses, $2.3 million was for legal, accounting, investment advisory, printing and other professional services with the remaining $1.6 million related primarily to facility and personnel consolidations of Interspec operations into the newly combined company. The $5.4 million second quarter total is reported separately as "Merger and Other Costs" in the Consolidated Statements of Operations.

3. Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the 1994 presentation.

4. Cash, Short-Term Investments, and Long-Term Marketable
   Debt Security

The Company considers short-term investments with maturity dates of three months or less at the date of purchase to be cash equivalents for purposes of the statement of cash flows. All investments are expected to be held to maturity and are recorded at cost.

                                            7/1/94     12/31/93

     Cash and cash equivalents             $36,540      $52,713
     Short-term investments                  3,993        2,045
                                           -------      -------
                                            40,533       54,758
     Long-term marketable debt security      4,988        4,988
                                           -------      -------
                                           $45,521      $59,746
                                           =======      =======

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)


5. Inventories

                                         7/1/94     12/31/93

     Materials and work in process      $31,141      $27,995
     Finished products                   17,232       17,497
     Demonstration                       25,109       23,354
     Customer service                    18,424       19,846
                                        -------      -------
                                        $91,906      $88,692
                                        =======      =======

6. Per Share Data

Per share data is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options.

Item 2.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations

                    RESULTS OF OPERATIONS

                         Three months ended         Six months ended
(In millions except   7/1/94  7/2/93  % Change   7/1/94  7/2/93 % Change
per share data)

Revenues              $84.8   $89.2    (5%)      $174.2   $183.4   (5%)

Gross Profit          $37.3   $41.4   (10%)       $76.1    $83.8   (9%)

Operating Expenses *  $47.1   $43.0    10%        $85.5    $83.1    3%

Net Income (Loss) *   $(9.9)  $(1.6)              $(9.6)    $0.9

Net Income (Loss) per $(0.76) $(0.12)            $(0.74)   $0.06
Share *

* Includes non-recurring expenses of $5.4 million primarily associated with the acquisition of Interspec during the second quarter of 1994.

Including non-recurring charges of $5.4 million primarily associated with the acquisition of Interspec completed in May 1994, the Company reported a net loss of $9.9 million or $0.76 per share in the second quarter of 1994. Excluding the non-recurring charges, the Company would have reported a net loss of $4.6 million or $0.35 per share compared with a net loss of $1.6 million or $0.12 per share in the second quarter of 1993. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Interspec acquisition and the non-recurring charges.

The Company's worldwide revenues decreased 5% to $84.8 million in the second quarter of 1994 compared with $89.2 in the second quarter of 1993. A $5.6 million decrease in product sales was partially offset by an increase in service revenue of $1.2 million compared with the prior year. The Company believes the decrease in product sales continues to reflect the difficult U.S. market conditions caused by the ongoing restructuring of the health care system, pending federal health care reform legislation, and domestic and international competitive market conditions. This continuing uncertain market environment resulted in lower overall shipment volumes and average realized prices during the quarter compared with the prior year. The increase in service revenue over the prior year reflects the growth in the Company's installed base and associated service maintenance contract revenue. For the first six months of 1994, total revenues decreased 5% to $174.2 million compared with $183.4 million in the prior year.

Gross profit was $37.3 million in the second quarter of 1994 compared with $41.4 million in the same quarter of the prior year. As a percent of total revenues, gross margin decreased to 44.0% compared with 46.4% in the prior year.
The decline in gross profit and percent gross margin primarily reflects the impact of lower product sales and prices as discussed above partially offset by higher service margins and the continued shift in the Company's product mix with sales of the Ultramark (R) 9 High Definition (tm) Imaging (HDI (tm)) systems increasing as a percent of total product sales.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)


Total operating expenses for the second quarter of 1994 were $47.1 million compared with $43.0 million in the second quarter of 1993. The current quarter operating expenses include non-recurring expenses of $5.4 million primarily associated with the Company's acquisition of Interspec, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Excluding the non-recurring charges, total operating exenses in the second quarter of 1994 were $41.7 compared to $43.0 million in the prior year, a decrease of 3%. Reductions in operating expenses as a result of a reduction in the Company's work force following the restructuring in the third quarter of 1993 were partially offset by the initial marketing costs of launching the newly acquired Interspec Apogee (R) product line and increased investment in the Company's research and development programs. Research and development expenses for the second half of 1994 are expected to be above prior year's levels as the Company continues its programs of new and sustaining product development.


               CAPITAL RESOURCES AND LIQUIDITY

        (In millions)                   7/1/94   12/31/93

      Cash and investments:
      Cash and short-term investments   $40.5      $54.8
      Marketable debt security            5.0        5.0
                                        -----      -----
          Total                         $45.5      $59.8

        Total Assets                   $311.1     $329.4


      Shareholders' Equity             $199.7     $210.8


The Company continues to finance operations primarily with internal resources, including its cash and investment balances. Cash and investments totalled $45.5 million at July 1, 1994 compared with $59.8 million at December 31,
1993 and $57.8 million at the end of the first quarter. In connection with the May 1994 merger with Interspec, the Company utilized $12.2 million of cash to retire a portion of Interspec's higher interest debt balances.

Operating activities, consisting of net income adjusted for non-cash depreciation and amortization and net changes in operating assets and liabilities, used $1.8 million of cash during the first six months of 1994. Excluding the change in short-term investments, cash used in investing activities totaled $2.9 million during the first six months of 1994, primarily for normal additions to property, plant and equipment of $5.8 million partially offset by the sale in the first quarter of the Company's former manufacturing facility in Germany for $3.2 million.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

In addition to its cash and investment balances, the Company has available domestic credit facilities of $25 million and also utilizes various short-term working capital lines of credit at foreign subsidiary locations to facilitate intercompany cash flow. The Company expects that its existing capital resources, including cash and investment balances and available credit facilities, together with funds generated from operations should be sufficient to meet the Company's foreseeable operating requirements.

PART II Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

 (a) The Annual Meeting of shareholders of the Company was held on May 16, 1994.

 (c) At the Annual Meeting of shareholders, four matters were submitted to a vote of the Company's security holders. Proxies were solicited pursuant to Regulation 14 of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement. The voting outcome of each proposal follows:


      (1) The approval of the issuance of shares of ATL
      Common Stock to shareholders of Interspec, Inc. in connection with the Agreement and Plan of Merger.

      For: 7,592,471            Opposed: 101,437
      Abstained: 49,617         Broker Non-votes: 1,677,772


      (2) Amendment to the 1992 Option, Stock Appreciation
      Right, Restricted Stock, Stock Grant and
      Performance Unit Plan - The Company proposed an increase in the number of shares of ATL Common
      Stock issuable under the Plan by 450,000 shares, for a total of 2,150,000 shares, and to impose certain limitations on option grants:

      For: 7,182,253    Opposed: 2,129,790   Abstained: 109,254


      (3) Election of Directors:

      Kirby L. Cramer    For: 9,368,728  Withheld: 52,569
      Harvey Feigenbaum  For: 9,368,057  Withheld: 53,240
      Dennis C. Fill     For: 9,368,527  Withheld: 52,770
      Eugene A. Larsen   For: 9,369,125  Withheld: 52,172
      John R. Miller     For: 9,360,937  Withheld: 60,360
      David M. Perozek   For: 9,369,834  Withheld: 51,463
      Harry Woolf        For: 9,365,305  Withheld: 55,992


      (4) Ratification of Auditors - The Company proposed the ratification of the appointment of KPMG Peat
      Marwick as independent auditors for the Company for 1994:

      For: 9,360,098   Opposed: 20,841   Abstained: 40,358

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits - None

   (b)  Reports on Form 8-K

        The Company filed a report on Form 8-K, including financial statements, on May 31, 1994 reporting the shareholder approval and completion on May 17, 1994 of the merger between the Company and Interspec.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ADVANCED TECHNOLOGY LABORATORIES, INC.
                                          (Registrant)



DATE:  August 11, 1994   BY:  _____________/s/ Harvey N.Gillis____________
                                     Harvey N. Gillis

                                  Senior Vice President
                                Finance and Administration
                               and Chief Financial Officer