Form 10-Q
period 1994-09-30
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1994-11-14
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended September 30, 1994

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

22100 Bothell-Everett Highway
     Post Office Box 3003
     Bothell, Washington                     98041-3003
(Address of principal executive offices)     (Zip Code)

                       (206) 487-7000
                     (Telephone number)


Common stock, $0.01 par value; 13,250,000 shares outstanding as of October 28, 1994


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




PART I      Financial Information:                               Page No.

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets
            (Unaudited) - September 30, 1994 and December 31, 1993     3

            Condensed Consolidated Statements of Operations
            (Unaudited) - Three Months and Nine Months Ended
            September 30, 1994 and October 1, 1993                     4

            Condensed Consolidated Statements of Cash Flows
            (Unaudited) - Nine Months Ended September 30, 1994
            and October 1, 1993                                        5

            Notes to Condensed Consolidated Financial
            Statements                                                 6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              9



PART II     Other Information:

Item 1.     Legal Proceedings                                        12

Item 2.     Changes in Securities                                    12

Item 3.     Defaults Upon Senior Securities                          12

Item 4.     Submission of Matters to a Vote of Security
            Holders                                                  12

Item 5.     Other Information                                        12

Item 6.     Exhibits and Reports on Form 8-K                         12

PART I  Financial Information

Item 1. Financial Statements

           ADVANCED TECHNOLOGY LABORATORIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

     (In thousands)                         9/30/94       12/31/93


                               ASSETS

     CURRENT ASSETS
     Cash and short-term investments           $34,327     $ 54,758
     Receivables                                95,581      102,811
     Inventories                                98,821       88,692
     Prepaid expenses                            4,392        2,180
     Deferred income taxes                       9,134        8,974
                                               -------      -------
                                               242,255      257,415


     MARKETABLE DEBT SECURITY                    4,988        4,988

     PROPERTY, PLANT AND EQUIPMENT, NET         56,198       59,811

     OTHER ASSETS                                7,661        7,183
                                              --------     --------
                                              $311,102     $329,397
                                              ========     ========


                LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES
     Short-term borrowings                      $1,516      $ 5,279
     Current installments of long-term debt      1,842          470
     Accounts payable and accrued expenses      61,816       60,928
     Deferred revenue                           32,671       30,711
     Taxes on income                             4,713        4,946
                                               -------      -------
                                               102,558      102,334

     DEFERRED INCOME TAXES                       4,656        4,628

     LONG-TERM DEBT                              7,188       11,600

     SHAREHOLDERS' EQUITY                      196,700      210,835
                                              --------     --------
                                              $311,102     $329,397
                                              ========     ========


     COMMON SHARES OUTSTANDING                  13,251       13,101


 See accompanying notes to condensed consolidated financial
                         statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


                                  Three months ended     Nine Months ended
(In thousands, except per         9/30/94    10/1/93     9/30/94   10/1/93
share data)

REVENUES
Product sales                   $ 67,472  $ 60,966   $ 203,550 $ 208,755
Service                           19,873    17,644      57,950    53,258
                                  ------    ------     -------   -------
                                  87,345    78,610     261,500   262,013

COST OF SALES
Product sales                     36,106    31,882     110,133   107,751
Service                           11,746    10,481      35,742    34,235
                                  ------    ------     -------   -------
                                  47,852    42,363     145,875   141,986

GROSS PROFIT                      39,493    36,247     115,625   120,027

OPERATING EXPENSES
Selling, general and
  administrative                  28,529    26,493      81,329    82,258
Research and development          15,105    12,654      41,553    37,810
Merger and other costs              --        --         5,391      --
Restructuring charge                --       4,275        --       4,275
Other expense, net                   488       993       1,306     3,190
                                  ------    ------     -------   -------
                                  44,122    44,415     129,579   127,533

INCOME (LOSS) FROM OPERATIONS     (4,629)   (8,168)    (13,954)   (7,506)

INTEREST, NET                        258       220         590     1,066
                                 --------  --------   ---------  --------
INCOME (LOSS) BEFORE INCOME TAXES (4,371)   (7,948)    (13,364)   (6,440)

INCOME TAX EXPENSE                   387       577       1,039     1,232
                                 --------  --------   ---------  --------
NET INCOME (LOSS)                $(4,758)  $(8,525)   $(14,403)  $(7,672)
                                 ========  ========   =========  ========


NET INCOME (LOSS) PER SHARE       $(0.36)   $(0.63)    $(1.10)   $(0.56)

WEIGHTED AVERAGE COMMON SHARES
AND EQUIVALENTS OUTSTANDING        13,215   13,436     13,151    13,690


 See accompanying notes to condensed consolidated financial
                         statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                Nine months ended
(In thousands)                                  9/30/94   10/1/93

OPERATING ACTIVITIES
Net income (loss)                             $(14,403)   $(7,672)
Non-cash charges (credits) to income
(loss):
    Depreciation and amortization               11,729     10,940
    Gain on sale of property                      (105)      --
    Changes in:
       Receivables                               6,960     10,533
       Inventories                              (6,677)   (16,951)
       Accounts payable and accrued expenses    (3,216)    (4,490)
       Deferred revenue                          1,640       (144)
       Taxes on income                            (305)      (114)
       Other                                    (1,027)       151
                                                -------    -------
  Cash used in operating activities             (5,404)    (7,747)

INVESTING ACTIVITIES
Decrease in short-term investments                  20     38,174
Investment in long-term marketable debt
   security                                       --       (4,988)
Investment in property, plant and equipment     (9,001)   (10,502)
Proceeds from sale of property                   3,224          --
Other                                             (389)    (1,088)
                                                 -------   -------
Cash provided by (used in) investing activities  (6,146)   21,596

FINANCING ACTIVITIES
Decrease in short-term borrowings                (5,013)     (320)
Repayment of long-term debt                      (3,003)     (348)
Repurchase of common shares                        (369)  (10,719)
Exercise of stock options                           361       287
                                                 -------  --------
Cash used in financing activities                (8,024)  (11,100)

Effect of exchange rate changes                    (837)       (6)
                                                 -------   -------
Net increase (decrease) in cash and
   cash equivalents                              (20,411)    2,743

Cash and cash equivalents, beginning of period    52,713    34,770
                                                 -------   -------
Cash and cash equivalents, end of period         $32,302   $37,513
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

2. Acquisition of Interspec, Inc.

On May 17, 1994, the Company completed its merger with Interspec, Inc. ("Interspec"). Interspec develops, manufactures, markets, and services diagnostic medical ultrasound imaging systems and related supplies and accessories for physicians' offices, clinics and hospitals.
To effect the merger, the Company issued approximately 2.6 million shares of common stock for all of the outstanding common stock of Interspec, based on an exchange ratio of
0.413 share of ATL stock for each share of Interspec stock.
The merger has been accounted for as a pooling of interests business combination; therefore, the Company's financial statements and information as reported prior to the merger have been restated to include Interspec as if the companies had been combined for all periods presented.

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

Interspec's results for the one month ended March 31, 1994 included $2.1 million of expenses related primarily to the termination of dealer arrangements in countries outside the United States. The Interspec March 1994 results are summarized as follows:

       Revenues                  $3,320
       Net loss                  (4,180)

In the second quarter of 1994, the newly combined company recorded a $5.4 million non-recurring charge with $3.9 million for merger related costs and expenses and $1.5 million associated with the bankruptcy of Interspec's former distributor in Italy as accounts receivable were garnished in the bankruptcy proceeding. Of the $3.9 million merger expenses, $2.3 million was for legal, accounting, investment advisory, printing and other professional services with the remaining $1.6 million related primarily to facility and personnel consolidations of Interspec operations into the newly combined company. The $5.4 million total is reported separately as "Merger and Other Costs" in the Consolidated Statements of Operations.

3. Cash, Short-Term Investments, and Long-Term Marketable
    Debt Security

The Company considers short-term investments with maturity dates of three months or less at the date of purchase to be cash equivalents for purposes of the statement of cash flows. All investments are expected to be held to maturity and are recorded at cost.

                                 9/30/94    12/31/93

     Cash and cash equivalents   $32,302     $52,713
     Short-term investments        2,025       2,045
                                 -------     -------
                                  34,327      54,758
     Long-term marketable debt
      security                     4,988       4,988
                                 -------     -------
                                 $39,315     $59,746
                                 =======     =======

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)


4. Inventories

                                         9/30/94      12/31/93

     Materials and work in process       $33,392      $27,995
     Finished products                    19,616       17,497
     Demonstration                        27,406       23,354
     Customer service                     18,407       19,846
                                         -------      -------
                                         $98,821      $88,692
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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                              RESULTS OF OPERATIONS

                         Three months ended          Nine months ended
(In millions except   9/30/94  10/1/93  % Change  9/30/94  10/1/93 % Change
per share data)

Revenues                $87.3   $78.6   11%        $261.5  $262.0    0%

Gross Profit            $39.5   $36.2    9%        $115.6  $120.0   (4%)

Operating Expenses *    $44.1   $44.4   (1%)       $129.6  $127.5    2%

Net Income (Loss) *     $(4.8)  $(8.5)             $(14.4) $(7.7)

Net Income (Loss) per   $(0.36) $(0.63)            $(1.10) $(0.56)
Share *

* The 1994 nine month results include non-recurring expenses of $5.4 million primarily associated with the acquisition of Interspec during the second quarter. The 1993 third quarter and nine month results include a one-time restructuring charge of $4.3 million related to the August 1993 restructuring of operations which resulted in an 11% reduction in the Company's workforce.

The Company reported a net loss of $4.8 million or $0.36 per share in the third quarter of 1994 compared with a net loss of $8.5 million or $0.63 per share in the third quarter of 1993. The third quarter of 1993 results include a charge of $4.3 million related to the August 1993 restructuring of operations which resulted in an 11% reduction in the Company's workforce. For the first nine months, the Company reported a net loss of $14.4 million in 1994 compared with a net loss of $7.7 million in 1993. The 1994 results include a non-recurring charge of $5.4 million primarily associated with the acquisition of Interspec completed during the second quarter. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Interspec acquisition and the non-recurring charge.

The Company's worldwide revenues increased 11% to $87.3 million in the third quarter of 1994 compared with $78.6 million in the third quarter of 1993. A shift of product mix from older to newer product lines and higher service revenues contributed to the increase in revenues. The Company's U.S. business continued to reflect a constrained U.S. market due to ongoing restructuring of health care delivery systems, potential federal health care legislation, and associated competitive pressures. International revenues reflected the distribution synergies for Interspec imaging products created by the second quarter merger and the continued expansion of the Company's Asia/Pacific/Latin America region with new direct operations in Argentina and Singapore. For the first nine months, total revenues were flat at $261.5 million compared with $262.0 million in the prior year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Gross profit was $39.5 million in the third quarter of 1994 compared with $36.2 million in the same quarter of the prior year. As a percent of total revenues, gross margin decreased to 45.2% compared with 46.1% in the prior year.
The decline in gross margin primarily reflects the impact of competitive pressures in the U.S. as discussed above and competitive pricing in Europe, partially offset by slightly higher service margins and the continued shift in the Company's product mix with sales of the Ultramark (r) 9 High Definition (tm) Imaging (HDI(tm)) systems increasing as a percent of total product sales. For the first nine months of 1994, gross profit was $115.6 million compared to $120.0 million for the same period of 1993. Year to date, gross margins decreased to 44.2% from 45.8% in 1993, reflecting the impact of the same factors discussed above.

On October 10, 1994, the Company announced the introduction of the HDI 3000 system, the Company's fourth generation all-digital ultrasound system. The Company believes this system will provide improved diagnostic performance and increased clinical productivity through a design which expands digital processing power in a lighter, more mobile system. The Company expects to begin customer shipments during the fourth quarter.

Total operating expenses for the third quarter of 1994 were $44.1 million compared with $40.1 million (excluding the $4.3 million restructuring charge) in the third quarter of 1993. Selling, general and administrative expenses of $28.5 million increased 8% over the third quarter of 1993 but declined as a percent of revenues to 32.7% from 33.7% in the prior year. The dollar increase reflects primarily higher costs in preparation for the HDI 3000 introduction, marketing costs associated with the introduction of the Interspec products subsequent to the merger, and expansion of international distribution channels.

Research and development expenses increased 19% to $15.1 million in the third quarter of 1994 compared with the same quarter of 1993 reflecting increased investment in the Company's new product development programs including the recently introduced HDI 3000 system. This increased level of spending for research and development is expected to continue through the remainder of 1994 as the Company continues its programs of new and sustaining product development.

For the first nine months of 1994, operating expenses
(excluding the 1994 merger and other costs and 1993 restucturing charge) were $124.2 million compared with $123.3 million for the same period of 1993. Increased research and development expenses were partially offset by reduced selling, general and administrative expenses and other expenses (primarily foreign exchange losses) in 1994.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

               CAPITAL RESOURCES AND LIQUIDITY

        (In millions)                 9/30/94    12/31/93

      Cash and investments:
      Cash and short-term investments   $34.3      $54.8
      Marketable debt security            5.0        5.0
                                        -----      -----
          Total                         $39.3      $59.8

        Total Assets                   $311.1     $329.4

        Shareholders' Equity           $196.7     $210.8


The Company continues to finance operations primarily with internal resources, including its cash and investment balances. Cash and investments totalled $39.3 million at September 30, 1994 compared with $59.8 million at December 31, 1993 and $45.5 million at the end of the second quarter. The change in the Company's cash and investments position during the year reflects primarily ongoing investment in equipment, the repayment of long-term debt previously held by Interspec, increased inventory levels to support new product introductions,and the nine month operating results.

Operating activities, consisting of the net loss adjusted for non-cash depreciation and amortization and net changes in operating assets and liabilities, used $5.4 million of cash during the first nine months of 1994. Cash used in investing activities totaled $6.1 million during the first nine months of 1994, primarily for normal additions to property, plant and equipment of $9.0 million offset by cash proceeds of $3.2 million from the sale in the first quarter of the Company's former manufacturing facility in Germany. Financing activities used $8.0 million during the first nine months of 1994 reflecting the payoff of long-term debt previously held by Interspec and reductions in short-term borrowings by Interspec and the Company's foreign subsidiaries.

In addition to its cash and investment balances, the Company has available domestic credit facilities of $25 million and also utilizes various short-term working capital lines of credit at foreign subsidiary locations to facilitate intercompany cash flow. The Company expects its existing capital resources, including cash and investment balances and available credit facilities, together with funds generated from operations should be sufficient to meet the Company's foreseeable operating requirements.

On October 12, 1994, the Company announced it had signed a letter of intent to purchase an 86,000 square foot office building and associated 35 acres of property adjoining the Company's corporate headquarters in Bothell, Washington.
The transaction and purchase price of $11.3 million are subject to completion of due diligence, final inspections and the approval of the Board of Directors. The Company anticipates this transaction will close prior to the end of the year and expects to finance the acquisition with a mortgage loan.

PART II Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits - Financial Data Schedule

        (b)  Reports on Form 8-K - None

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ADVANCED TECHNOLOGY LABORATORIES, INC.
                                       (Registrant)



DATE:  November 10, 1994          BY: ____/s/__Harvey N. Gillis________
                                               Harvey N. Gillis

                                            Senior Vice President
                                         Finance and Administration
                                         and Chief Financial Officer