Form 10-K
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1995-03-31
CIK 806086

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

            [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994

                                       OR

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-15160

                     ADVANCED TECHNOLOGY LABORATORIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                DELAWARE                               91-1353386
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     22100 BOTHELL-EVERETT HIGHWAY
             P.O. BOX 3003
          BOTHELL, WASHINGTON                          98041-3003
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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On February 24, 1995, the aggregate market value of the voting stock held by non affiliates of the registrant was $166,399,957 based upon the closing sale price of $14.75 per share on the Nasdaq National Market on such date.

  Number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding as of February 24, 1994: 13,344,783.

             DOCUMENTS INCORPORATED BY REFERENCE                  PART
     ---------------------------------------------------  ---------------------
     Annual Report to Shareholders for the fiscal year    Part II (Items 6-8)
     ended December 31, 1994                              Part IV (Item 14)
     Proxy Statement for the 1995 Annual General Meeting  Part III (Items 10-13)
     of Shareholders

                          EXHIBIT INDEX IS ON PAGE 22

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I....................................................................    1
ITEM 1. Business..........................................................    1
ITEM 2. Properties........................................................   13
ITEM 3. Legal Proceedings.................................................   13
ITEM 4. Submission of Matters to a Vote of Security Holders...............   14
PART II...................................................................   14
ITEM 5. Market for Registrant's Common Equity and Related Stockholder
            Matters.......................................................   14
ITEM 6. Selected Financial Data...........................................   15
ITEM 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................   15
ITEM 8. Financial Statements and Supplementary Data.......................   15
ITEM 9. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..........................................   15
PART III..................................................................   15
ITEMS 10-13.Directors and Executive Officers of the Registrant............   15
PART IV...................................................................   16
ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   16

                                     PART I

ITEM 1. BUSINESS

STRUCTURE OF THE COMPANY

  Advanced Technology Laboratories, Inc. ("ATL" or the "Company") is engaged in the high-technology electronic medical systems business. ATL develops, manufactures, markets and services diagnostic medical ultrasound equipment worldwide. ATL conducts its business through two major wholly owned U.S. subsidiaries, Advanced Technology Laboratories, Inc., a Washington corporation, and Interspec, Inc., a Pennsylvania corporation. ATL operates through fourteen international affiliates and through local distributors worldwide.

COMPANY HISTORY

  ATL was founded in 1969 and acquired by Squibb Corporation ("Squibb") in 1980. In 1982 Squibb acquired Advanced Diagnostic Research Corporation ("ADR"), a Tempe, Arizona company which was a leader in obstetrical and abdominal ultrasound, and A.B. Kranzbuehler ("Kranzbuehler"), a European ultrasound manufacturer and distributor of ADR products in Europe. In 1986 Squibb organized its medical equipment businesses, including SpaceLabs Medical, Inc. ("SpaceLabs"), a manufacturer and supplier of patient monitoring and clinical information systems, under a corporate holding company, Westmark International Incorporated ("Westmark") and spun the companies off through a distribution of Westmark common stock to Squibb shareholders on January 2, 1987. In 1992 Westmark shareholders voted to separate Westmark into two publicly traded companies comprising its two major operating subsidiaries, ATL and SpaceLabs. Westmark shareholders received an equal number of shares of the new separate public company, SpaceLabs, and Westmark changed its name to Advanced Technology Laboratories, Inc., the same name as that of its major operating subsidiary.

  ATL has acquired three companies with specific ultrasound expertise, products and markets. In 1988 the Company acquired Nova MicroSonics which manufactures and markets real time and off-line acquisition and measurement products for use in ultrasound data and image management by hospitals, labs, clinics and physician offices. In 1990 the Company acquired Precision Acoustic Devices, Inc. ("PAD") which develops, manufactures and supplies high-performance ultrasound transducers to industrial and medical imaging markets. In 1993 the Company relocated PAD's Fremont, California operations to Bothell, Washington and sold the OEM transducer business of PAD to Blatek, Inc., a transducer company in State College, Pennsylvania.

  In May 1994 the Company completed the acquisition of Interspec, Inc. ("Interspec"), a manufacturer of medical diagnostic ultrasound systems and transducers headquartered in Ambler, Pennsylvania through a stock for stock exchange that was approved by the shareholders of both companies. This acquisition added the Apogee (R) product lines of Interspec to those of ATL, giving the Company an expanded presence in the mid-range price and cardiology ultrasound markets. On February 15, 1995 the Company announced that it would consolidate the Company's Interspec operations in Ambler Pennsylvania with ATL's headquarters in Bothell, Washington and anticipates completing this consolidation during the second half of 1995.

THE ULTRASOUND BUSINESS

  ATL develops, manufactures, markets and services diagnostic medical ultrasound systems that are widely used in a number of medical applications to assist the physician in monitoring and diagnosing a variety of conditions, such as tumors, inflammations, obstructions, cardiovascular diseases, fetal development, and surgical assessment. Ultrasound systems provide a safe, noninvasive and painless means of observing soft tissues and internal body organs and assessing blood flow through the heart and vessels. ATL is one of the leading suppliers of diagnostic ultrasound systems in the world. Its High Definition (TM) Imaging (HDI (TM)),

Apogee, and Ultramark (R) product lines serve all major diagnostic ultrasound clinical markets--radiology, cardiology, obstetrics/gynecology ("OB/GYN") and vascular medicine. These product lines span a range of system prices from mid to premium priced ultrasound products.

  Diagnostic ultrasound systems, which are sold for use in hospitals, clinics and physicians' offices, represented an estimated $2 billion worldwide market in 1994. The total medical imaging industry is estimated to be over $8 billion worldwide in 1994.

ULTRASOUND TECHNOLOGY

 ATL's Technology

  The Company believes that it has become a worldwide leader in ultrasound technology through its proprietary position in digital, broad bandwidth beamforming and broad bandwidth scanhead technologies. Ultrasound systems include three major components: a scanhead which transmits sound waves into the body of a patient, receives returning echoes from the patient and converts the echoes into electrical signals; a processing unit which processes the electrical echo signals into images and measurements of physiological conditions within the patient's body; and a monitor which displays the resulting images or measurement information. ATL's scanheads are characterized by the breadth of the bandwidth of ultrasonic signals which are transmitted and received. ATL's premium system processing units are characterized by their ability to fully process broadband signals characteristic of the body's tissues digitally. ATL has been a pioneer in ultrasound digital technology and introduced the industry's first digital beamforming processor in 1988.

 Ultrasound Characteristics

  Ultrasound offers several important advantages compared with other medical imaging modalities.

  Safety. Physicians can often diagnose disease without using invasive procedures or materials, ionizing radiation or exploratory surgery.

  Cost effectiveness. Ultrasound is generally less expensive to purchase, costs less per patient examination, and requires little or no patient preparation compared to other imaging modalities such as angiography, computed tomography ("CT"), magnetic resonance imaging and positron emission tomography ("P.E.T.").

  Real-time. Ultrasound examinations provide the physician with live, real-time images of anatomy and physiology, which yield more diagnostic information and can facilitate a faster diagnosis than static images of other imaging modalities.

  Compared with high-energy modalities such as x-ray and gamma-ray systems, ultrasound has difficulty imaging through air or bone and generally does not image the lungs or bones. Due to acoustic properties such as scattering or attenuation, ultrasound may not provide the clarity of more expensive modalities such at CT and magnetic resonance imaging in certain applications. However, by reason of its clinical efficacy, safety, versatility, ease of use and economy, ultrasound is often the first imaging examination ordered by a diagnosing physician and is typically the preferred imaging method for soft tissues examination.

ATL'S PRODUCTS

  HDI (TM) 3000 ULTRASOUND SYSTEM. In October 1994 ATL introduced its fourth generation digital ultrasound system, the HDI (TM) 3000 system. The premium HDI 3000 system was designed to address the economic imperatives of the evolving health care environment in the United States and international markets. The HDI 3000 system operates with a full array of broad bandwidth scanheads, including the new Entos CL 10-5 Intraoperative scanhead designed for surgical use and now reported in use for the diagnosis of musculoskeletal injuries in sports medicine. The HDI 3000 system is lighter in weight than competitive systems, providing greater mobility and enabling it to be easily moved to the bedside of critical care patients.

The HDI 3000 system also features a new, more intuitive, ergonomically designed set of operator controls, which enable an ultrasonographer or physician to quickly gain confidence in operating the system and performing diagnoses. The HDI 3000 system provides interactive control screens with diagnostic procedures selectable at the touch of a button. This feature, called Tissue Specific (TM) Imaging, optimizes system performance for the selected diagnostic procedure. The HDI 3000 system offers full Doppler capability, including improved Color Power Angio imaging features.

  In addition to the introduction of the HDI 3000 system and the CL10-5 scanhead in October 1994, ATL introduced two other new broadband scanheads which expand the HDI system's clinical capabilities: the P7-4 broadband phased array scanhead for pediatric cardiology and neonatal imaging, and the multiplane transesophageal MPT7-4 scanhead for cardiac imaging. Shipments of the MPT7-4 will begin in 1995. These product introductions followed the 1993 introduction of Extended Signal Processing (ESP (TM)) technology and four new broadband scanheads for the Ultramark 9 HDI system. ESP is a standard feature of the HDI 3000 system.

  ULTRAMARK 9 HIGH DEFINITION IMAGING (HDI) SYSTEM. The Ultramark 9 system with High Definition Imaging ("HDI") is ATL's high performance product. Introduced in April 1991, the system contains a digital beamformer which allows high resolution images and captures a broad bandwidth of tissue signatures. The Ultramark 9 HDI system also offers a series of high performance scanheads, including a line of broad bandwidth scanheads which provide a broad range of clinical applications for the system and substantially enhance the system's competitive performance. In 1993 the performance of the Ultramark 9 HDI system was enhanced with the addition of the ESP performance option, providing improved, speckle reduced image clarity and a wider variety of scanheads for the system. That year also marked the introduction of the Ultramark 9 HDIcv system, a high performance system specially configured for the cardiology, shared services and internal medicine markets. The Ultramark 9 HDI system operates with a variety of broad bandwidth scanheads including the P7-4 and P5-3 scanheads, which extend broad bandwidth capability to pediatric cardiology and small adult applications; the C7-4 scanhead, which is a broad bandwidth scanhead for abdominal and obstetrical applications; the C4-2 scanhead, which provides the penetration required for deep abdominal and obstetrical applications; and the L7-4 scanhead, which provides broad bandwidth scanning in vascular applications. These scanhead offerings complement the other four members of ATL's family of broadband scanheads, including the L10-5 linear array scanhead, the A6-3 annular array scanhead, the P3-2 cardiovascular phased array scanhead, and the C9-5 intracavitary scanhead.

  APOGEE (R) 800 SYSTEM. In 1994 the Company introduced the mid-range Apogee 800 high value imaging system for the radiology and internal medicine markets. Manufactured by Interspec, the Apogee 800 system offers features normally found on high performance systems. These include ease of use, and a system affording high mobility at a moderate price. The Apogee 800 system can be configured to address a broad array of clinical needs of the radiologist, internal medicine specialist, and vascular physician.

  APOGEE CX 200 AND CX SYSTEMS. The Apogee CX 200 and CX systems are moderately priced echocardiography systems designed for the hospital and high-end office markets. The systems offer full imaging, color flow mapping, spectral Doppler scanning, and digital image archival and can be equipped to perform stress echo examinations. The Apogee CX 200 and CX systems are also designed to support multiplane transesophageal echo examinations.

  ULTRAMARK 9 DP ULTRASOUND SYSTEM. The Ultramark 9 system was introduced in 1988 as a full featured, color Doppler, multipurpose ultrasound system incorporating ATL's proprietary digital beamforming technology. In November 1990 the product was enhanced with a number of features known as the Digital Plus ("DP") package. With the success of the Ultramark 9 HDI system, the Company has discontinued the manufacture of new Ultramark 9 DP systems. ATL's entire installed base of Ultramark 9 DP systems can be upgraded with the HDI option, continuing ATL's commitment of upgradeability to its customers.

  ULTRAMARK 4 ULTRASOUND SYSTEM. This highly portable gray scale and Doppler system is the Company's principal product for private OB/GYN offices and is also used in medical institutions worldwide. This product has various configurations that cover a range of prices from $25,000 to $60,000. Recent major introductions include Cineloop image review, curved-array scanhead technology and a multifrequency intravaginal scanhead.

  IMAGE MANAGEMENT PRODUCTS. The Company's Nova MicroSonics division develops, manufactures and markets a complete line of ultrasound image management products for use in the acquisition, storage, display and management of ultrasound information. In 1994 the Company introduced the Access (TM) Image Management System which provides efficient printing, automated image archival and retrieval and reduced patient examination times through an ultrasound open network architecture. The Access system connects to many types of ultrasound systems, printers or other image management products, facilitating improved diagnostic consultations within and between hospitals. Through an agreement with Eastman Kodak Company, the Access system participates in the market for image management systems addressing all diagnostic imaging modalities. For cardiac applications, the Nova MicroSonics technology facilitates the review and comparison of images produced at different times during a cardiac study, expanding the diagnostic applications of echocardiography to the detection of coronary artery disease. The ImageVue/DCR Workstation is a state-of-the-art digital ultrasound image management system. This workstation performs analysis and review of ultrasound exams conducted from a variety of ultrasound systems. The Image LAN Network provides network connection between ultrasound systems, workstations, printers and other medical imaging devices.

  SCANHEADS. ATL believes that its internal resources devoted to development and manufacture of ultrasonic scanheads make it one of the largest ultrasound scanhead manufacturers in the world. ATL's capabilities in scanhead design and manufacture were enhanced in 1994 with the addition of the Echo Ultrasound division of Interspec. The Echo Ultrasound division produces scanheads for the ATL and Interspec products, and also offers scanheads on an OEM basis to other ultrasound companies.

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

  CLINICAL APPLICATIONS. Ultrasound products are used in four primary medical applications: radiology, cardiology, OB/GYN, and vascular applications.

  Radiology. The radiology application, at approximately 45%, is the largest market for ultrasound equipment. The major radiology markets are in the United States, Japan and Europe. Most radiology examinations are conducted in hospitals or large imaging centers.

  In radiology, ultrasound is used to obtain diagnostic information on organs and soft tissue, particularly in the abdomen. It is also used to ascertain fetal development, to guide tissue biopsies and to visualize blood flow.

  A substantial portion of the radiology market also requires systems which include cardiac imaging capabilities. In the United States and Canada this market segment is often referred to as the shared service market. Most community or small hospitals without a dedicated cardiology department fall into this category. In Germany, the internal medicine segment requires systems which include cardiac imaging capability.

  ATL's radiology product offerings include the HDI 3000 system, the Apogee 800 system, and the Ultramark 9 HDI system. Ultramark 9 HDI systems are sold as new and as refurbished (used) systems. Ultramark 9 DP systems are sold on a refurbished basis.

  Cardiology. The cardiology ultrasound, or echocardiography, application, at approximately 35%, is the second largest market for ultrasound systems. Most dedicated echocardiography system sales occur in the United States, Western Europe, and the more developed Asian and Latin American markets. While most cardiology system sales are to hospitals, the cardiology office practice represents a significant and growing share of the market for echocardiography equipment.

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

  ATL's cardiology product offerings include the Ultramark 9 HDIcv system and the Apogee CX products.

  OB/GYN. The third largest market for ultrasound systems is the OB/GYN application, at approximately 15%. The majority of OB/GYN ultrasound system sales are to office-based practitioners in the United States, Western Europe, and the more developed Asian markets. Perinatology is a clinical specialty in OB/GYN dedicated to high risk obstetrics. Most perinatology ultrasound sales are to hospitals and institutions in the United States.

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

  ATL's OB/GYN product offerings include the HDI 3000, the Ultramark 9 HDI system, refurbished Ultramark 9 DP systems, and the Ultramark 4 system for the office market.

  Vascular. The smallest of the primary clinical markets for ultrasound systems, at approximately 6%, is the vascular ultrasound application, primarily practiced in the United States and Western Europe. Most vascular ultrasound examinations are performed in hospitals.

  Vascular ultrasound studies utilize real-time imaging, Doppler and color Doppler information to identify plaque deposits and their characteristics, clots, and valve competence in blood vessels. Most vascular examinations are performed on the body's extremities, cerebrovascular and deep abdominal regions.

  ATL's vascular product offerings include the HDI 3000, the Ultramark 9 HDI system, the Apogee 800 system, and refurbished Ultramark 9 DP systems. The new Entos CL10-5 Intraoperative scanhead was specially designed for vascular surgery, and addresses the increasing use of ultrasound in the surgical suite to immediately assess the results of surgical procedures.

  PRICE RANGES. The world ultrasound market can be divided into five segments based on broad price ranges. Each market segment is characterized by the level of system performance and the number of scanheads and system features.

  Premium Performance. The premium market segment is characterized by ultrasound systems that typically sell for over $150,000 per unit. These systems provide the physician with superior definition of subtle tissue characteristics and incorporate high resolution gray scale imaging, advanced color velocity, power, and spectral Doppler capability, image acquisition storage, display and review capability, advanced automation capabilities, and other features providing additional clinical utility. Typically, systems sold in the premium market are equipped with a wide variety of specialty scanheads. The HDI 3000 system is ATL's premium performance system.

  High Performance. The high performance market is characterized by systems with high resolution gray scale imaging and advanced color velocity, power and spectral Doppler capabilities. Systems in this market segment sell between $100,000 to $150,000 per unit and generally include advanced measurement and analysis software, image review capabilities, and a variety of scanhead offerings. The Ultramark 9 HDI and Ultramark 9 HDIcv systems are ATL's entries in this market segment.

  Mid-Range. The mid-range market segment is characterized by ultrasound systems that sell between $40,000 and $100,000 per unit. These units are basic gray scale imaging, color and spectral Doppler systems used for routine examinations and reporting and utilize a minimum number of scanheads. Many of these systems are sold to small hospitals and clinics and are used in radiology, cardiology and OB/GYN applications. Refurbished premium and high performance systems with fewer purchased optional features are also sold in this price range. ATL's products in this market segment include the Apogee 800 system, the Apogee CX 200 and CX systems, and refurbished Ultramark 9 DP and Ultramark 9 HDI systems.

  Low-End. The low-end market segment is characterized by basic black and white imaging systems that sell below $40,000 per unit. These systems provide limited diagnostic information and are used primarily for monitoring fetal development and in other radiology and OB/GYN applications. Most of these systems are sold to private office practitioners and small hospitals. Due to the growing acceptance and affordability of color Doppler systems, units with only greyscale capability represent the slowest growing portion of the market. ATL's entry in the low-end market is the Ultramark 4 system.

  GEOGRAPHIC AREAS. The ultrasound market is divided into four major geographic markets.

  United States. The United States, at 38% of the market, is the largest single ultrasound market. This market traditionally has been characterized by its emphasis on high performance systems driven by competition for patient referrals. These factors encourage the rapid adoption of new technology. In 1993 and 1994, with the emphasis in the United States turning to more efficient healthcare delivery and managed care and the consolidation of healthcare organizations, the U.S. market has become increasingly value conscious.

  Europe. The European market, at 30% of the market, is the second largest market for ultrasound systems. European health care systems are more centralized than the United States market and are often subject to more rigid governmental regulation. In 1994 the European markets proceeded through one of the more pronounced recessionary cycles for healthcare in many years. This effect has been moderated somewhat by the more regulated character of healthcare in Europe, providing more stability to the European markets. Value consciousness and organized healthcare has been characteristic of European markets for a number of years, unlike the United States where these effects are of relatively recent origin. The addition of the Interspec products to ATL's product lines have significantly increased the presence of ATL in the European markets.

  Japan. This market accounts for approximately 16% of worldwide ultrasound sales. Its complex distribution system is highly competitive and Japanese manufacturers account for almost all sales.

  Asia Pacific, Latin America and Canada. The remaining geographic areas of the world account for approximately 15% of the market. The Australian and Canadian markets are similar in structure to those of the European countries. Parts of Asia and Latin America represent some of the fastest growing areas for high performance and mid-range ultrasound products. The remainder of this group are mostly developing countries with limited resources to devote to health care. Many ultrasound systems sold in these regions are mid-range systems, refurbished systems or new low-priced Japanese systems. The Asia Pacific and Latin America markets are among the Company's fastest growing markets.

RESEARCH AND DEVELOPMENT

  In 1991 the Company instituted a multi-center study at a number of institutions in Europe and North America to evaluate the ability of the Ultramark 9 HDI system to distinguish benign and malignant breast disease. These studies were concluded in 1993. Based upon the findings of these studies, in February 1994 the Company submitted a Premarket Approval ("PMA") application to the U.S. Food and Drug Administration ("FDA") for the use of HDI technology in the differentiation of solid breast masses. The Company believes this to be the first PMA application submitted to the FDA for diagnostic ultrasound. The Company has received expedited handling of the PMA application by the FDA, and is presently awaiting the FDA's commentary on its PMA application, which is expected to lead to a review of the application by an FDA panel. The time required for the application to be processed by the FDA is unknown, although such applications typically require twelve to twenty-seven months. There can be no assurances that product clearance under the PMA will ultimately be realized.

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

MANUFACTURING

  The Company manufactures its ultrasound system products at facilities in Bothell, Washington and Ambler, Pennsylvania. On February 15, 1995 the Company announced that it would consolidate the Company's Interspec operations in Ambler, Pennsylvania with ATL's headquarters in Bothell, Washington and that it anticipates completing this consolidation during the second half of 1995. The image management systems of Nova MicroSonics are manufactured in Nova's New Jersey facilities. The Echo Ultrasound division of Interspec is located in Reedsville, Pennsylvania.

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

SALES AND MARKETING

  The Company's sales and marketing strategy has been to compete in all of the major clinical, price and geographic segments of the ultrasound market with the exception of the very low priced market segment. In the United States, with the exception of the third-party business of Nova MicroSonics, the Company markets its products through its direct sales organization. The United States sales organization is organized into two geographic zones, each staffed with regional management, sales representatives and clinical application specialists knowledgeable in radiology, OB/GYN, and peripheral vascular applications. A specialized sales force with its own clinical application specialists offers the Company's cardiology products to customers in the United States. The role of the application specialists is to demonstrate the products and train customers in their clinical use.

  The Company markets its products internationally through its direct sales and service operations in Argentina, Australia, Austria, Belgium, Canada, France, Germany, Italy, the Netherlands, Hong Kong, Singapore, and the United Kingdom. In addition, the Company markets its products in India through a joint venture with Indchem Electronics. In January 1995 the Company announced that it had reached an agreement to increase its position in its India joint venture to a majority share. Other principal markets are covered through a distributor network. European, Middle Eastern and African dealers are managed through ATL's offices in Germany. Distributors serving the Pacific Rim countries, Latin America and South America are managed from Bothell, Washington. Customers outside of the United States accounted for approximately 46% of revenues in 1994.

  The Company's marketing efforts emphasize the development of strong relationships with key medical professionals, participation in national and regional meetings and conventions for physicians and hospitals, direct mail advertising, journal advertising and sponsorship of educational programs.

CUSTOMER SUPPORT AND WARRANTY

  The Company warrants its new and used products for all parts and labor generally for one year from the date of original delivery. The Company offers a variety of post-warranty service agreements permitting customers to contract for the level of equipment maintenance they require. Alternatively, customers can contact ATL as needed and receive service at rates based on labor and cost of parts. The Company's warranty costs are included in cost of product sales in
Item 8, Financial Statements and Supplementary Data.

  The Company maintains its own customer support organization in the United States and other countries where the Company has direct operations. Local dealers and distributors provide service and support in other countries. The Company provides manuals and expedites delivery of repair parts to all geographic locations from its facility in Bothell, Washington, with the assistance of its direct operations in Europe.

  The Company's customer service organizations are an integral part of its sales effort because a customer's decision to purchase a particular product is based in part on the availability and reputation of the service for that product. In addition, the customer support group sells and installs upgrades for existing customers and provides training for biomedical technicians so that customers can service their own systems. The customer support group also provides customer education programs on clinical applications and the use of the Company's products.

COMPETITION

  The ultrasound market is competitive. The Company competes worldwide in the major clinical applications of the ultrasound market, in each price range and in each major geographic market. Four companies, ATL, Toshiba Corporation's Medical Systems Group, Hewlett-Packard Company's Medical Products Group and Acuson Corporation, account for approximately 60% of the worldwide ultrasound market. The Company believes that these four companies have approximately equal market shares. Each of the Company's primary competitors initially participated in only one or two of the clinical ultrasound markets (such as radiology or cardiology), but all are increasingly seeking to sell their ultrasound products in additional markets.

  In addition to the Company's primary competitors, the large, multi-modality companies of the medical imaging industry--the Medical Systems Group of General Electric Company, Siemens Medical Systems, Inc. and Philips Medical Systems, Inc.--have signaled their intention to become more competitive in the ultrasound market. General Electric stepped up its participation in ultrasound in November 1993 with the announcement of a new digital ultrasound system, and has recently announced that it has contracted with one of the nation's large hospital networks to assist with the acquisition and servicing of the network's diagnostic equipment. Philips has announced its plans to collaborate in ultrasound with Hewlett-Packard.

Siemens has located its central world ultrasound facility to Issaquah, Washington, approximately twelve miles from ATL's headquarters. Elbit, Inc., an Israeli supplier of a broad range of diagnostic imaging equipment, increased its presence in ultrasound in 1994 with the acquisition of Diasonics, Inc. These companies and several of the Company's other competitors have far greater financial, marketing, servicing, technical and research and development resources than those of the Company.

  The Company believes that significant competitive factors in the diagnostic ultrasound market include the clinical performance of systems, depth of product line, reputation for technology leadership, upgradeability to advanced features, availability of Company-provided purchase financing, and reliability and price of products and service. See "Research and Development." The Company believes that it presently competes favorably with respect to each of these competitive factors.

  Ultrasound is only one of a number of diagnostic imaging technologies currently available, including conventional x-ray, angiography, CT, magnetic resonance imaging and P.E.T. A development in another diagnostic technology could adversely affect the ultrasound industry. Nevertheless, the Company believes that ultrasound's inherent advantages of safety, cost-effectiveness and real-time imaging will continue to make ultrasound a primary imaging modality.

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

GOVERNMENTAL REGULATION

  Product Regulation. The Company's products are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies, and to various domestic and foreign electrical safety and emission standards. The Company's manufacturing facilities and the manufacture of its products are subject to FDA regulations respecting registration of manufacturing facilities and compliance with the FDA's Good Manufacturing Practices regulations. The Company is also subject to periodic on-site inspection for compliance with such regulations. The Company's ability to obtain timely FDA export and new product approvals is dependent upon the results of such inspections. In 1994 the FDA concluded inspections of the Company's Allendale, New Jersey facilities of Nova MicroSonics and its Bothell, Washington facilities. The FDA also has broad regulatory powers with respect to preclinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products.

  The FDA requires that all medical devices introduced to the market be preceded either by a premarket notification clearance order under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), or an approved premarket approval application. A 510(k) premarket notification clearance order indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. An approved premarket approval application indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately six to nine months, while the premarket approval application process typically lasts more than a year. All of ATL's current products have required only 510(k) clearance. In October 1994 the Company received 510(k) clearance to market its new HDI 3000 system.

  The Company believes that its products comply generally with applicable electrical safety standards, such as those of Underwriters Laboratories and non-U.S. safety standards authorities.

  The Company's regulatory compliance programs have been expanded to encompass verification of the Company's compliance with international standards for medical device design, manufacture, installation, and servicing known as ISO 9001 standards. In 1994, four of the Company's five manufacturing facilities qualified for ISO 9001 registration. In addition, several of the Company's international sales and service subsidiaries received certification under the ISO 9002 standards for sales and service entities. ISO 9001 standards will become mandatory in Europe in 1999. The FDA is in the process of adopting the ISO 9001 standards as regulatory standards for the United States, and it is anticipated these standards will be phased in for U.S. manufacturers of medical devices over a period of time.

  Federal, state and foreign regulations are constantly undergoing change. In 1994 the U.S. government continued its consideration of healthcare system reform. The national focus on possible healthcare legislation has caused U.S. ultrasound customers to become more cautious in making expenditures and investing in capital equipment. In addition, the U.S. healthcare system has undergone significant consolidations and restructuring in recent years. The Company cannot predict what effect, if any, such change may have on its business, or when the deleterious effect of these conditions on its business will change.

  Reimbursement. The Company's products are used by healthcare providers for diagnostic testing services and other services for which the providers may seek reimbursement from third-party payors, principally, in the United States, Medicare, Medicaid and private health insurance plans. Such reimbursement is subject to the regulations and policies of governmental agencies and other third-party payors. For example, the Medicare program, which reimburses hospitals and physicians for services provided to a significant percentage of hospital patients, places certain limitations on the methods and levels of reimbursement of hospitals for procedure costs and for capital expenditures made to purchase equipment, such as that sold by the Company. The Medicare program also limits the level of reimbursement to physicians for diagnostic tests. The state-administered Medicaid programs and private payors also place limitations on the reimbursement of both facilities and physicians for services provided in connection with diagnostic and clinical procedures. Reduced governmental expenditures in the United States and many other countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what changes may be forthcoming in these policies and procedures, nor the effect of such changes on its business.

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

  Employees. As of December 31, 1994, the Company had 2,630 employees. None of the Company's United States employees is covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  Information set forth in "Geographic Segment Information" of the Notes to the Consolidated Financial Statements contained in Note 20 on page 26 of the 1994 Annual Report to Shareholders is incorporated by reference herein.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Information set forth in Part III, Items 10-13 found on page 15 of this Form 10-K are incorporated herein by reference in response to the information required by this item.

ITEM 2. PROPERTIES

  The Company owns premises at 22100 Bothell Everett Highway, Bothell, Washington 98041, consisting of 285,000 square feet. These premises include the Company's corporate headquarters and a major manufacturing facility, as well as the Company's research and development, sales, service, marketing and administrative functions. A number of these functions are being moved to the building on an adjoining property which the Company purchased in December 1994 for approximately $11.5 million, consisting of 80,000 square feet. The additional space provided by the new building makes possible the consolidation of Interspec's Ambler, Pennsylvania operations into those of the Company's headquarters facilities, as well as the consolidation of operations occupying another 41,000 square feet in an adjoining business park. See "Subsequent Event" of the Notes to the Consolidated Financial Statements contained in Note 22, included in Item 8 of this Form 10-K. The Company expects to sell the Ambler, Pennsylvania building after the consolidation of operations there has been fully completed in late 1995.

  The Company's Nova MicroSonics facility occupies approximately 33,000 square feet in leased buildings in Allendale, New Jersey and Indianapolis, Indiana, and the Echo Ultrasound division of Interspec occupies 63,000 square feet in a building owned by the Company in Reedsville, Pennsylvania.

  In 1994, the Company sold property formerly used as the Company's manufacturing facility in Germany for $3.2 million. The Company's direct business operations in the United States and other countries lease office and warehouse space in their respective countries.

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

  In November 1992, a U.S. District Court in California granted a motion by SRI International, Inc. ("SRI") requesting partial summary judgment on a patent infringement claim relating to an electrical circuit alleged to be used in the Company's Ultramark 4 system and two discontinued products. The patent expired in 1994. In December 1994 the U.S. Federal Circuit Court of Appeals affirmed the summary judgment obtained by SRI. A jury trial to determine a damage award commenced in the District Court in California in March, 1995 but was suspended after two days of trial for assignment of the case to a new judge. SRI is claiming royalties for past sales of these product and an enhancement of royalties for willful infringement. There can be no assurance the Company will not be subject to claims of patent infringement by other parties or that such claims will not require the Company to pay substantial damages or delete certain features from its products or both. Information set forth in Notes to the Consolidated Financial Statements contained in Note 19 on page 26 of the 1994 Annual Report to Shareholders is incorporated by reference herein.

  The Company is involved in various other legal actions and claims arising in the ordinary course of business. The Company believes the resolution of these matters individually and in the aggregate will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Market and Market Price for Common Stock. The Company Common Stock, $0.01 par value, is traded over the counter under the symbol ATLI and is an authorized security for quotation in National Association of Securities Dealers, Inc. Automated Quotation National Market System ("Nasdaq National Market").

  The market prices of the Company's Common Stock during the two-year period ended December 31, 1994 are set forth below. The prices reflect the high and low trading prices for each quarter as reported by Nasdaq National Market for ATL.

     ATL COMMON STOCK                                               HIGH   LOW
     ----------------                                              ------ ------
     Quarter ended December 31, 1994.............................. 19 1/2 14 3/4
     Quarter ended September 30, 1994............................. 17 1/4 13
     Quarter ended July 1, 1994................................... 15 3/4 12 1/2
     Quarter ended March 31, 1994................................. 17 1/4 15

     Quarter ended December 31, 1993.............................. 17 1/2 15 3/4
     Quarter ended October 1, 1993................................ 17 3/4 15 1/4
     Quarter ended July 2, 1993................................... 18 3/4 15 1/2
     Quarter ended April 2, 1993.................................. 19     15 3/4

  Shareholders. The approximate number of shareholders of record of the Company's Common Stock as recorded on the books of ATL's Registrar and Transfer Agent as of February 28, 1995 was 9,269.

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

ITEM 6. SELECTED FINANCIAL DATA

  Reference is made to page 10 of the 1994 Annual Report to Shareholders, which is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to pages 11 through 14 of the 1994 Annual Report to Shareholders, which is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following Consolidated Financial Statements are incorporated herein by reference and made a part hereof from the 1994 Annual Report to Shareholders in response to the information required by this item:

                                                                          PAGE
                                                                          -----
Independent Auditors' Report.............................................    15
Consolidated Financial Statements:
  Consolidated Balance Sheets at December 31, 1994 and 1993..............    16
  Consolidated Statements of Operations for each of the years in the
   three-year period ended December 31, 1994.............................    17
  Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended December 31, 1994.............................    18
  Consolidated Statements of Shareholders' Equity for each of the years
   in the three-year period ended December 31, 1994......................    19
  Notes to Consolidated Financial Statements............................. 20-27
See Part IV of Item 14 for the Financial Statement Schedules filed with
 Form 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Part III (Items 10-13) is partially set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1994. Such information is incorporated herein by reference and made a part hereof.

  Debby Jo Blank M.D. Dr. Blank joined ATL as Senior Vice President, Marketing in August 1994. She held the position of Vice President, Marketing for Syntex Laboratories, Inc. from 1993 to July 1994. Prior to that time, Dr. Blank held various positions as Vice President of Worldwide Marketing (1992-1993), New Product Planning & Licensing (1992), and Strategy and Business Development (1991-1992) at DuPont Merck Pharmaceutical Company, and other management positions in planning and development marketing (1989-1991) at E.I. DuPont & Company, Medical Products Department.

  Donald D. Blem. Mr. Blem has served as Senior Vice President, Operations since October 1993. He served as Vice President, Operations from February 1988 to October 1993.

  Castor F. Diaz. Mr. Diaz has served as Senior Vice President, ATL Europe since October 1993 and as Vice President, ATL Europe since October 1988. He also held various international sales and marketing positions with ATL from May 1987 to October 1988.

  Harvey N. Gillis. Mr. Gillis has served as Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer since September 1992. He served as Senior Vice President, Finance and Administration and Chief Financial Officer for NeoPath, Inc. from 1991 to 1992. He served as Chief Operating Manager of Samuel Stroum Enterprises from 1985 to 1991.

  Victor H. Reddick. Mr. Reddick has served as Senior Vice President, U.S. Sales since April 1994 and as Vice President, U.S. Sales since July 1991. He also held other general management positions in sales and marketing at ATL from December 1984 to July 1991.

  Jacques Souquet Ph.D. Dr. Souquet has served as Senior Vice President, Product Generation since October 1993. He served as Vice President, Product Generation from October 1992 to October 1993, as Vice President, Strategic Marketing and Product Planning from July 1990 to October 1992 and as Director of Strategic Marketing and Product Planning from March 1989 to June 1990.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

  1. FINANCIAL STATEMENTS.

    As noted in Part II, Item 8, the following financial statements have been incorporated by reference from the Company's 1994 Annual Report to
  Shareholders:

    Independent Auditors' Report

    Consolidated Financial Statements:

      Consolidated Balance Sheets at December 31, 1994 and 1993
      Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1994.
      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1994.
      Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1994.

      Notes to Consolidated Financial Statements.

  2. FINANCIAL STATEMENT SCHEDULES.

    An index to the financial statement schedules required to be filed by
  Part II, Item 8 of this Form 10-K is set forth immediately before the attached financial statement schedule on page 17 of this filing.

  3. MANAGEMENT CONTRACTS AND COMPENSATORY ARRANGEMENTS.

    Exhibits constituting management contracts and compensatory arrangements are indicated by footnote (M).

(B)REPORTS ON FORM 8-K:

  None.

(C)EXHIBITS:

  The required exhibits are included at the back of this Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                      PAGE
                                                                      ----
Financial Statement Schedule for each of the years in the three-year period ended December 31, 1994:
  VIII Valuation and qualifying accounts                               26

  All other schedules are omitted because they are not applicable, the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
 Advanced Technology Laboratories, Inc.:

  Under date of February 10, 1995 we reported the consolidated balance sheets of Advanced Technology Laboratories, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the index referred to in Part IV, Item 14(2) of the Form 10-K report. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  The Company changed its method of accounting for investments to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, at January 1, 1994.

                                          KPMG Peat Marwick LLP

Seattle, Washington
February 10, 1995

                             CONSENT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
 Advanced Technology Laboratories, Inc.:

  We consent to incorporation by reference in the registration statements 33-38218, 33-38217, 33-28830, 33-28092, 33-22434, 33-10618, 33-47967, 33-54757 and
33-66298 on Form S-8, of Advanced Technology Laboratories, Inc., of our report dated February 10, 1995, relating to the consolidated balance sheets of Advanced Technology Laboratories, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1994, which reports appear in the December 31, 1994 annual report on Form 10-K, or are incorporated by reference therein from the 1994 annual report to shareholders, of Advanced Technology Laboratories, Inc.

  Our reports refer to a change in the method of accounting for certain investments in debt and equity securities, effective January 1, 1994.

                                          KPMG Peat Marwick LLP


Seattle, Washington
March 29, 1995

                                   SIGNATURES

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

                                          Advanced Technology Laboratories,
                                          Inc. (Registrant)

                                                    /s/ Dennis C. Fill
                                          By __________________________________
                                                       DENNIS C. FILL
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

         /s/ Dennis C. Fill             Chairman of the            3/29/95
-------------------------------------    Board, Chief
           DENNIS C. FILL                Executive Officer
                                         and Director

        /s/ Harvey N. Gillis            Senior Vice                3/29/95
-------------------------------------    President, Chief
          HARVEY N. GILLIS               Financial Officer
                                         and Treasurer

        /s/ David M. Perozek            President and Chief        3/29/95
-------------------------------------    Operating Officer,
          DAVID M. PEROZEK               ATL, and Director

           /s/ Edward Ray               President and Chief        3/29/95
-------------------------------------    Operating Officer,
             EDWARD RAY                  Interpec, and
                                         Director

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

         /s/ Kirby L. Cramer            Director                   3/29/95
-------------------------------------
           KIRBY L. CRAMER

        /s/ Harvey Feigenbaum           Director                   3/29/95
-------------------------------------
       HARVEY FEIGENBAUM, M.D.

        /s/ Eugene A. Larson            Director                   3/29/95
-------------------------------------
          EUGENE A. LARSON

       /s/ Phillip N. Nudelman          Director                   3/29/95
-------------------------------------
         PHILLIP N. NUDELMAN

         /s/ John R. Miller             Director                   3/29/95
-------------------------------------
           JOHN R. MILLER

           /s/ Harry Woolf              Director                   3/29/95
-------------------------------------
         HARRY WOOLF, PH.D.

       /s/ Richard S. Totorica          Corporate Controller       3/29/95
-------------------------------------    (Chief Accounting
         RICHARD S. TOTORICA             Officer)

                               INDEX TO EXHIBITS

 EXHIBIT NO.                             DESCRIPTION
 ----------- ------------------------------------------------------------------
  (A) 3.1    Restated Certificate of Incorporation of Westmark International
             Incorporated.
  (B) 3.2    Certificate of Amendment to the Restated Certificate of
             Incorporation of Advanced Technology Laboratories, Inc.
  (B) 3.3    Certificate of Designation of Series A. Participating Cumulative
             Preferred Stock Setting Forth the Powers, Preferences, Rights,
             Qualifications, Limitations and Restrictions of Such Series of
             Preferred Stock of Advanced Technology Laboratories, Inc.
      3.4    Amended and Restated Bylaws of Advanced Technology Laboratories,
             Inc.
  (C) 4.1    Amended and Restated Rights Agreement between Advanced Technology
             Laboratories, Inc. and First Chicago Trust Company of New York
             dated as of June 26, 1992.
  (B) 4.2    Revolving Credit Loan Agreement by and among Advanced Technology
             Laboratories, Inc. (Washington), Advanced Technology Laboratories,
             Inc. (Delaware) and Seattle-First National Bank dated as of June
             26, 1992 and supplemental letter dated February 4, 1993.
  (B) 4.3    Uncommitted Line of Credit for $10 million by and among Advanced
             Technology Laboratories, Inc. (Washington), Advanced Technology
             Laboratories, Inc. (Delaware) and Seattle-First National Bank
             dated as of June 18, 1992.
  (D) 4.4    Note Purchase Agreement dated as of May 31, 1989 between Interspec and Noteholders (incorporated by reference from Interspec, Inc.
             1993 Annual Report on Form 10-K, filed as Exhibit 4.1, filed on
             February 25, 1994).
  (E) 4.5    Form of Amended to Note Purchase Agreement and Notes, and Guaranty
             between Interspec, Noteholders and ATL.
 (B) 10.1    Distribution Agreement between Westmark International Incorporated and SpaceLabs Medical, Inc. dated as of May 18, 1992.
 (B) 10.2    Intercompany Agreement between Westmark International Incorporated and SpaceLabs Medical, Inc. dated as of May 18, 1992.
 (B) 10.3    Tax Allocation Agreement between Westmark International
             Incorporated and SpaceLabs Medical, Inc. dated as of May 18, 1992.
 (F) 10.4    Lease between Le Bien and Nova MicroSonics dated November 9, 1988
             (Indianapolis facility).
     10.5    Lease between Advent Realty Partnership II and Nova MicroSonics dated December 14, 1993 (Allendale, New Jersey facility).
 (G) 10.6    Lease between WRC Properties, Inc. and Advanced Technology
             Laboratories, Inc. dated January 10, 1992.
 (D) 10.7    Note dated November 30, 1989 in the principal amount of $2,000,000 issued by Montgomery County Industrial Development Corporation to
             The Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit 10.27, filed on February 25, 1994)
 (D) 10.8    Loan Agreement dated November 30, 1989 between Montgomery County
             Industrial Development Corporation and The Pennsylvania Industrial
             Development Authority (incorporated by reference from Interspec,
             Inc. 1993 Annual Report on Form 10-K, filed as Exhibit 10.26, filed on February 25, 1994)

 EXHIBIT NO.                             DESCRIPTION
 ----------- ------------------------------------------------------------------
 (D) 10.9    Mortgage dated November 30, 1989 between Montgomery County
             Industrial Development Corporation and The Pennsylvania Industrial
             Development Authority (incorporated by reference from Interspec,
             Inc. 1993 Annual Report on Form 10-K, filed as Exhibit 10.28, filed on February 25, 1994)
 (D) 10.10   Memorandum of Installment Sale Agreement and Amendment dated
             November 30, 1989 between Montgomery County Industrial Development
             Corporation and The Pennsylvania Industrial Development Authority
             (incorporated by reference from Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit 10.13, filed on February 25, 1994).
 (D) 10.11   Amendment to Installment Sale Agreement dated November 30, 1989 between Montgomery County Industrial Development Corporation and
             The Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit 10.12, filed on February 25, 1994).
 (D) 10.12   Assignment of Installment Sale Agreement and Amendment dated
             November 30, 1989 by Montgomery County Industrial Development
             Corporation to The Pennsylvania Industiral Development Authority
             (incorporated by reference from Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit10.14, filed on February 25, 1994).
 (D) 10.13   Consent, Subordination and Assumption Agreement dated November 30,
             1989 between Montgomery County Industrial Development Corporation and The Pennsylvania Industrial Development Authority
             (incorporated by reference from Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit 10.25, filed on February 25, 1994).
 (D) 10.14   Promissory Note dated May 29, 1990 in the principal amount of
             $1,500,000 from Mifflin County Industrial Development to The
             Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit 10.19, filed on February 25, 1994).
 (D) 10.15   Loan Agreement dated May 29, 1990 between Mifflin County
             Industrial Development and The Pennsylvania Industrial Development
             Authority (incorporated by reference from Interspec, Inc. 1993
             Annual Report on Form 10-K, filed as Exhibit 10.33, filed on
             February 25, 1994).
 (D) 10.16   Mortgage dated May 29, 1990 between Mifflin County Industrial
             Development and The Pennsylvania Industrial Development Authority
             (incorporated by reference from Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit 10.20, filed on February 25, 1994).
 (D) 10.17   Installment Sale Agreement dated October 14, 1988 between Mifflin
             County Industrial Development and Interspec, Inc.; Amendment of to
             Installment Sale Agreement dated December 9, 1988; and Second
             Amendment to Installment Sale Agreement dated May 29, 1990
             (incorporated by reference from Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit 10.22, filed on February 25, 1994).
 (D) 10.18   Assignment of Installment Sale Agreement dated May 29, 1990 by
             Mifflin County Industrial Development to The Pennsylvania
             Industrial Development Authority (incorporated by reference from
             Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit
             10.23, filed on February 25, 1994).
 (D) 10.19   Consent, Subordination and Assumption Agreement dated May 29, 1990 by Mifflin County Industrial Development to The Pennsylvania
             Industrial Development Authority (incorporated by reference from
             Interspec, Inc. 1993 Annual Report on Form 10-K, filed as Exhibit
             10.32, filed on February 25, 1994).
     10.20   Purchase and Sale Agreement by and between ELDEC Corporation, N.C.
             ELDEC, Inc. and ATL for the sale of ELDEC Building and surrounding property.

 EXHIBIT NO.                             DESCRIPTION
 -----------  -----------------------------------------------------------------
        10.21 Certificate and Indemnity Agreement by ATL for the benefit of
              Seattle First National Bank for $11,500,000 loan for ELDEC
              Building and surrounding property.
        10.22 Deed of Trust, Security Agreement as of December 28, 1994, by ATL
              to Rainier Trust Company for the Benefit of Seattle-First
              National Bank, for ELDEC Building and surrounding property.
        10.23 Promissory Note for $11,500,000 dated December 28, 1994 from ATL to Seattle-First National Bank, for ELDEC Building and
              surrounding property.
 (H)(M) 10.24 1986 Amended and Restated Option, Restricted Stock, Stock
              Appreciation Right and Performance Unit Plan.
    (M) 10.25 Amended and Restated July 1, 1994 Advanced Technology
              Laboratories, Inc. Incentive Savings and Stock Ownership Plan.
    (M) 10.26 Advanced Technology Laboratories, Inc. Supplemental Benefit Plan,
              Amended and Restated January 1, 1994.
        10.27 Trust Agreement for Incentive Savings and Stock Ownership Plan by
              and between Advanced Technology Laboratories, Inc. and First
              Interstate Bank of Washington, N.A. effective June 26, 1992.
    (M) 10.28 Amended and Restated Retirement Plan, effective June 26, 1992.
    (M) 10.29 Amended and Restated Retirement Plan Trust Agreement by and
              between Advanced Technology Laboratories, Inc. and First
              Interstate Bank of Washington, N.A. effective December 29, 1993.
 (A)(M) 10.30 Management Incentive Compensation Plan.
 (I)(M) 10.31 Amendment to Management Incentive Compensation Plan, effective
              May 5, 1993.
    (B) 10.32 Employee Benefit Allocation Agreement between Westmark
              International Incorporated and SpaceLabs Medical, Inc. dated as of May 18, 1992.
 (J)(M) 10.33 Amended 1992 Option, Stock Appreciation Right, Restricted Stock,
              Stock Grant and Performance Unit Plan. Adopted by Shareholders on
              May 5, 1993.
 (B)(M) 10.34 Forms of Option Grant, Restricted Stock Award Agreement and
              Restricted Stock Award Letter under the 1992 Option, Stock
              Appreciation Right, Restricted Stock, Stock Grant and Performance
              Unit Plan.
 (I)(M) 10.35 Long Term Incentive Plan, effective January 1, 1993.
    (D) 10.36 Interspec Supplemental Executive Retirement Plan (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as
              Exhibit 10.8 on Form 10-K, filed on February 25, 1994)
 (H)(M) 10.37 Change of Control Employment Agreement with Dennis C. Fill dated
              January 1, 1991.
 (B)(M) 10.38 First Amendment to Employment Agreement with Dennis C. Fill dated
              May 18, 1992.
    (M) 10.39 Second Amendment to Employment Agreement with Dennis C. Fill dated July 4, 1994.
 (B)(M) 10.40 Change of Control Employment Agreement with David M. Perozek dated May 18, 1992.
 (B)(M) 10.41 Change of Control Employment Agreement with Harvey N. Gillis dated September 23, 1992.
    (M) 10.42 Employment Agreement with Edward Ray dated May 17, 1994.
    (K) 10.43 Amended and Restated Nonofficer Employee Option, Restricted Stock
              and Stock Grant Plan.

 EXHIBIT NO.                             DESCRIPTION
 ----------- ------------------------------------------------------------------
 (J) 10.44   1992 Nonofficer Employee Stock Option Plan.
 (E) 10.45   Amended and Restated Agreement and Plan of Merger as of February
             10, 1994 between ATL and Interspec, Inc. and Press Releases dated
             February 10, and February 24, 1994.
    13       1994 Annual Report to Shareholders (Such report, except to the extent incorporated herein by reference, is being provided for the information of the Securities and Exchange Commission, only, and is not deemed to be filed as a part of this Annual Report on Form
             10-K).
    21       Subsidiaries of ATL as of December 31, 1994.
    24       Consent of KPMG Peat Marwick. Reference is made to the Consent on page 19 of this filing in response to this item.
  (L) 28     Proxy Statement to Stockholders for ATL's 1994 Annual General
             Meeting of Shareholders.
    (A)      Previously filed with, and incorporated herein by reference to,
             Westmark's Registration Statement on Form 10, File No. 0-15160.
    (B)      Previously filed with, and incorporated herein by reference to,
             ATL's Annual Report on Form 10-K, File No. 0-15160, filed on March
             25, 1993.
    (C)      Previously filed with, and incorporated herein by reference to,
             Westmark International Incorporated's Amendment to Application
             Form 8, filed on June 25, 1992.
    (D)      Previously filed and incorporated herein by reference from
             Interspec, Inc's Annual Report on Form 10-K/A, File No. 0-15883,
             filed on February 25, 1994.
    (E)      Previously filed with, and incorporated herein by reference to,
             ATL's Current Report on Form 8-K, File No. 0-15160, filed on
             February 17, 1994 and March 4, 1994.
    (F)      Previously filed with, and incorporated herein by reference to,
             Westmark's Annual Report on Form 10-K, File No. 015160, filed on
             March 21, 1989.
    (G)      Previously filed with, and incorporated herein by reference to,
             Westmark's Annual Report on Form 10-K, File No. 015160, filed on
             March 26, 1992.
    (H)      Previously filed with, and incorporated herein by reference to,
             Westmark's Annual Report on Form 10-K, File No. 015160, filed on
             March 22, 1991.
    (I)      Previously filed with, and incorporated herein by reference to,
             ATL's Annual Report on Form 10-K, File No. 0-15160, filed on March
             4, 1994.
    (J)      Previously filed with, and incorporated herein by reference to,
             ATL's Registration Statement on Form S-8, Registration Nos. 33-
             66298 and 33-54757, filed July 22, 1993 and July 24, 1994, respectively.
    (K)      Previously filed with, and incorporated herein by reference to,
             Westmark International Incorporated's Registration Statement on
             Form S-8, Registration No. 33-38218, filed on December 14, 1990.
    (L)      To be filed within 120 days of the 1994 fiscal year end pursuant to General Instruction G to Form 10-K.
    (M)      Management Contracts and Compensatory Arrangements.

                                 SCHEDULE VIII

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                           ADDITIONS
                           -----------------------------------------
                           BALANCE AT CHARGED TO CHARGED                BALANCE
                           BEGINNING  COSTS AND  TO OTHER              AT END OF
       DESCRIPTION         OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS    PERIOD
       -----------         ---------- ---------- -------- ----------   ---------
                                             (IN THOUSANDS)
Year ended December 31,
 1994:
  Valuation accounts de-
   ducted from assets:
    Allowance for doubtful
     receivables and sales
     returns..............  $  7,460   $ 5,015   $   --    $ 2,047(1)  $ 10,428
                            ========   =======   =======   =======     ========
Valuation allowance for
 deferred tax assets......  $ 19,709   $ 7,540   $   --    $   --      $ 27,249
                            ========   =======   =======   =======     ========
Year ended December 31,
 1993:
  Valuation accounts de-
   ducted from assets:
    Allowance for doubtful
     receivables and sales
     returns..............  $  6,301   $ 1,801   $   --    $   642(1)  $  7,460
                            ========   =======   =======   =======     ========
Valuation allowance for
 deferred tax assets......  $ 18,565   $ 2,181   $   --    $ 1,037(2)  $ 19,709
                            ========   =======   =======   =======     ========
Year ended December 31,
 1992:
  Valuation accounts de-
   ducted from assets:
    Allowance for doubtful
     receivables and sales
     returns..............  $  6,396   $ 1,744   $   --    $ 1,839(1)  $  6,301
                            ========   =======   =======   =======     ========
Valuation allowance for
 deferred tax assets......  $ 16,449   $   --    $ 3,288   $ 1,172(2)  $ 18,565
                            ========   =======   =======   =======     ========

--------
Note:
(1) Accounts charged off, net of recoveries.
(2) Adjustments to the valuation allowance for deferred tax assets, based on the ability to realize net deferred tax assets in the future, according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."