Form 10-Q
period 1995-03-31
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1995-05-12
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549



                          FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR
                             15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1995


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

   22100 Bothell Everett Highway
    Post Office Box 3003               98041-3003
    Bothell, Washington                (Zip Code)
   (Address of principal
     executive offices)

                      (206) 487-7000
                    (Telephone number)


Common stock, $0.01 par value; 13,355,797 shares outstanding as of April 28, 1995


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




PART I    Financial Information:                                Page No.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            March 31, 1995 (unaudited) and December 31, 1994          3

          Condensed Consolidated Statements of Operations
          (Unaudited) -Three Months Ended March 31, 1995
          and April 1, 1994                                           4

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) Three Months ended March 31, 1995
          and April 1, 1994                                           5

          Notes to Condensed Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9



PART II   Other Information:

Item 1.   Legal Proceedings                                          12

Item 2.   Changes in Securities                                      12

Item 3.   Defaults Upon Senior Securities                            12

Item 4.   Submission of Matters to a Vote of Security Holders.       12

Item 5.   Other Items.                                               12

Item 6.   Exhibits and Reports on Form 8-K .                         12

PART I    Financial Information

Item 1.        Financial Statements

           ADVANCED TECHNOLOGY LABORATORIES, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                            3/31/95    12/31/94
                                          (unaudited)

                           ASSETS

CURRENT ASSETS
  Cash and short-term investments        $ 22,900    $ 22,901
  Receivables                             117,132     115,871
  Inventories                              98,357      96,065
  Prepaid expenses                          2,989       2,261
  Deferred income taxes                     8,577       8,577
                                          -------     -------
                                          249,955     245,675

MARKETABLE DEBT SECURITY                       --       4,988

PROPERTY, PLANT AND EQUIPMENT, NET         70,153      70,338

OTHER ASSETS, NET                          10,064      10,520
                                          --------   --------
                                          $330,172   $331,521
                                          ========   ========


            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                   $ 1,443     $ 1,842
  Current portion of long-term debt         1,976       1,976
  Accounts payable and accrued expenses    67,522      75,704
  Deferred revenue                         40,169      36,309
  Taxes on income                           2,821       2,354
                                          -------     -------
                                          113,931     118,185

LONG-TERM DEBT                             17,610      17,688

DEFERRED INCOME TAXES                       4,472       4,472

SHAREHOLDERS' EQUITY                      194,159     191,176
                                         --------    --------
                                         $330,172    $331,521
                                         ========    ========


Common shares outstanding                  13,355      13,330

 See accompanying notes to condensed consolidated financial
                         statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


                                             Three months
                                                 ended
(In thousands except per share data)      3/31/95       4/1/94

REVENUES
  Product sales                           $74,200      $70,686
  Service                                  20,162       18,670
                                           ------       ------
                                           94,362       89,356
COST OF SALES
  Cost of product sales                    38,426       38,866
  Cost of service                          12,525       11,650
                                           ------       ------
                                           50,951       50,516

GROSS PROFIT                               43,411       38,840

OPERATING EXPENSES
  Selling, general and administrative      28,607       25,256
  Research and development                 12,612       12,625
  Restructuring charge                      2,500          --
  Other (income) expense, net               (557)          430
                                           ------       ------
                                           43,162       38,311
                                           ------       ------

INCOME FROM OPERATIONS                        249          529

Investment income                             363          623
Interest expense                             (538)        (431)
                                           ------       ------
INCOME BEFORE INCOME TAXES                     74          721

Income tax expense                            348          420
                                           ------       ------
NET INCOME (LOSS)                         ($  274)      $  301
                                          ========     ========


Net income (loss) per share                ($0.02)       $0.02
                                           =======      ======

Weighted average common shares
  and equivalents outstanding              13,340       13,182



 See accompanying notes to condensed consolidated financial statements.

          ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)



                                                 Three months ended
(In thousands)                                   3/31/95     4/1/94

OPERATING ACTIVITIES
  Net income (loss)                             $  (274)    $   301
  Non-cash charges to income (loss):
       Depreciation and amortization              4,126       3,641
       Gain on sale of property                      --        (105)
  Changes in:
       Receivables                                  673      (1,198)
       Inventories                                 (761)      2,591
       Accounts payable and accrued expenses     (9,067)     (8,220)
       Deferred revenue                           3,766         371
       Taxes on income                              491        (270)
       Other                                       (716)        (93)
                                                 -------     -------
     Cash used by operations                     (1,762)     (2,982)

INVESTING ACTIVITIES
  Increase in short-term investments                 --      (3,953)
  Investment in property, plant and equipment    (3,063)     (1,894)
  Proceeds from sale of property                     --       3,224
  Other                                              --        (306)
                                                  ------     -------
     Cash used by investing activities            (3,063)     (2,929)

FINANCING ACTIVITIES
  Increase (decrease) in short-term borrowings     (399)        794
  Repayment of long-term debt                       (78)       (117)
  Repurchase of common shares                        --        (369)
  Exercise of stock options                         360          52
                                                 -------     -------
     Cash provided (used) by financing activities  (117)        360


  Effect of exchange rate changes                   (47)       (247)
                                                 -------     -------

  Decrease in cash and cash equivalents          (4,989)     (5,798)
  Cash and cash equivalents, beginning of period 22,901      52,713
                                                 -------     -------
  Cash and cash equivalents, end of period      $17,912     $46,915
                                                ========    ========

 See accompanying notes to condensed consolidated financial
                         statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)



1.Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ATL (Advanced Technology Laboratories, Inc.) and its wholly owned subsidiaries, collectively referred to as the "Company." The Company develops, manufactures, markets and services diagnostic medical ultrasound imaging systems worldwide. These systems are used in radiology, cardiology, obstetrics and gynecology, vascular, musculoskeletal and intraoperative applications.

The accompanying condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Form 10-K Annual Report to Shareholders.

The information furnished reflects, in the opinion of the management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. Acquisition of Interspec, Inc.

On May 17, 1994, the Company completed its merger with Interspec, Inc. ("Interspec"). Interspec develops, manufactures, markets, and services diagnostic medical ultrasound imaging systems and related supplies and accessories for physicians' offices, clinics and hospitals. To effect the merger, the Company issued approximately 2.6 million shares of common stock for all of the outstanding common stock of Interspec, based on an exchange ratio of 0.413 share of the Company's stock for each share ofInterspec stock. The merger has been accounted for as a pooling of interests business combination; therefore, the Company's financial statements and information as reported prior to the merger have been restated to include Interspec as if the companies had been combined for all periods presented.

3. Restructuring Charge

 On February 15, 1995, the Company announced a new corporate structure that will consolidate the Interspec operations located in Ambler, Pennslyvania with the Company's

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)

3. Restructuring Charge (continued)

headquarters operations in Bothell, Washington. The Company reported a restructuring charge of $2,500 in the first quarter of 1995 related to the consolidation of the Ambler operations. The restructuring charge provides for severance, outplacement, and employee retention incentives for employees not relocating to Bothell. The Company estimates the consolidation of the Ambler operations will result in a net reduction in full-time positions of approximately 4% of the Company's workforce.

The Company also expects to incur approximately $2,500 of expenses during the remainder of 1995 for employee relocation and asset moving costs. These costs will be expensed as they are incurred. The Company expects to have manufacturing and administrative functions transferred to Bothell by the third quarter of 1995. Some research and development functions will continue in Ambler until late 1995 or early 1996. The Company currently intends to hold the land and building used for the Ambler operations.

4.Cash, Short-Term Investments, and Marketable Debt Security

The Company considers short-term investments with maturity dates of three months or less at the date of purchase to be cash equivalents for purposes of the statement of cash flows. The Company holds a marketable debt security issued by the U.S. government which matures in February 1996. The Company intends to hold the investment until maturity and it is reported at cost. Beginning in February 1995, the marketable debt security was classified as a short-term investment.

                                         3/31/95      12/31/94
                                        --------      --------
           Cash and cash equivalents     $17,912       $22,901
           Short-term investment           4,988            --
                                        --------      --------
                                          22,900        22,901
     Long-term marketable debt security       --         4,988
                                        --------      --------
                                         $22,900       $27,889
                                        ========      ========

5.Inventories

                                         3/31/95      12/31/94
                                        --------      --------
     Materials and work in process       $32,167       $33,477
     Finished products                    16,167        15,561
     Demonstration                        30,054        29,190
     Customer service                     19,969        17,837
                                         -------      --------
                                         $98,357       $96,065
                                         =======      ========

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)


6.Share Repurchase Program

In February 1993, the Board of Directors authorized a plan to repurchase up to 1,000,000 shares of the Company's common stock in the open market subject to certain criteria to be used in servicing the Company's employee benefit plans. In the first quarter of 1994, the Company repurchased 22,500 shares totaling $369 under this program. The Company has repurchased a total of 816,500 shares under this program.

7.Per Share Data

Per share data is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period as presented in the condensed consolidated Statements of Operations. Dilutive common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                    RESULTS OF OPERATIONS


(In millions)                              3/31/95   4/1/94    % Change
                                           -------  -------    --------

Revenues                                     $94.4    $89.4        5.6%

Gross Profit                                 $43.4    $38.8       11.8%

Operating Expenses; excluding
restructuring charge and
benefit for state tax audit                  $42.0    $38.3        9.5%
Restructuring Charge                          $2.5      -
Benefit related to state tax audit           ($1.3)     -


Net Income (Loss)                            ($0.3)    $0.3

Net Income (Loss) per Share                 ($0.02)   $0.02



The Company reported a net loss of $0.3 million or $0.02 per share in the first quarter of 1995, compared with net income of $0.3 million or $0.02 per share in the first quarter of 1994. The 1995 net loss included a $2.5 million restructuring charge related to the consolidation of the Company's operations in Ambler, Pennsylvania to the Company's headquarters in Bothell, Washington. The net loss also includes an operating expense benefit of $1.3 million resulting from a favorable Washington State tax audit.

The Company's revenues increased 5.6% to $94.4 million in the first quarter of 1995 compared with $89.4 million in the first quarter of 1994. Product sales increased by $3.5 million and service revenues were $1.5 million higher than the prior year. Favorable changes in product mix from older to newer product lines, including the HDI(TM) 3000, the Company's high performance, premium priced system which was introduced in October 1994, and the mid-ranged Apogee(R) products contributed to the growth in revenues. In addition, the Company experienced changes in product configurations which benefited product sales. The increase in revenue was due to growth in international markets, partially the result of the weakening of the U.S. dollar compared with early 1994. Revenues in the U.S. market decreased slightly, as the U.S. medical equipment market continued to reflect constrained and competitive market conditions.

Gross profit was $43.4 million in the first quarter of 1995, compared with $38.8 million in the first quarter of 1994. As a percent of revenues, gross margin increased to 46.0%, compared with 43.5% in the prior year. Gross margins have improved sequentially each quarter since the first quarter of 1994. The improvement in gross profit primarily reflects the impact of the increased product sales of the Company's higher margin product lines in the HDI and Apogee product families. Improved manufacturing efficiencies and costs also

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  (Continued)

contributed to the increase in product gross margins from 45.0% in the first quarter of 1994 to 48.2% in the first quarter of 1995. Gross margin on service revenues increased slightly over the first quarter of 1994 from 37.6% to 37.9%.

Excluding the restructuring charge of $2.5 million and the $1.3 million benefit related to a favorable Washington State tax audit, operating expenses in the first quarter of 1995 increased 9.5% to $42.0 million from $38.3 million in the first quarter in 1994. Including the restructuring charge and the operating expense benefit related to the state tax audit, operating expenses were $43.2 million. Selling, general and administrative expenses increased 13.3% to $28.6 million compared with $25.3 million in the prior year, primarily due to the continued expansion of the Company's international sales activities and corporate marketing functions. Research and development expenses of $12.6 million were comparable to the 1994 first quarter levels.
As a percent of revenues, research and development expenses were 13.4%, down from 14.1% in the prior year. Research and development expenses decreased from the fourth quarter of 1994, following the fourth quarter 1994 introduction of the HDI 3000. In the first quarter of 1995, the Company reported a $1.3 million benefit in operating expenses, primarily in other (income) expense, net, related to the conclusion of a Washington State Business & Occupation ("B&O tax") tax audit. B&O tax is a tax imposed on gross receipts for products manufactured in the State of Washington and is not considered an income tax.

On February 15, 1995, the Company announced a new corporate structure that will consolidate the Interspec operations located in Ambler, Pennslyvania with the Company's headquarters operations in Bothell, Washington. The Company reported a restructuring charge of $2.5 million in the first quarter of 1995 related to the consolidation of the Ambler operations. The restructuring charge provides for severance, outplacement, and employee retention incentives for employees not relocating to Bothell. The Company estimates the consolidation of the Ambler operations will result in a net reduction in full-time positions of approximately 4% of the Company's workforce.

The Company also expects to incur approximately $2.5 million of expenses during the remainder of 1995 for employee relocation and asset moving costs. These costs will be expensed as they are incurred. The Company expects to have manufacturing and administrative functions transferred to Bothell by the fourth quarter of 1995. Some research and development functions will continue in Ambler until late 1995 or early 1996. The Company currently intends to hold the land and building used for the Ambler operations.

The Company incurred net interest expense during the quarter of $0.2 million, compared with net interest income of $0.2 million in the first quarter of 1995. Net interest expense in the first quarter of 1995 includes interest expense on the $11.5 million in long-term debt incurred in December
1994 to finance the purchase of land and a building adjacent to its corporate headquarters.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  (Continued)

Income tax expense for the first quarter of 1995 includes primarily foreign and state income tax expense. U.S. federal income tax benefits were not recognized under the provisions of Statement of Financial Account Standards No.109, "Accounting for Income Taxes."

Excluding the $2.5 million restructuring charge and the $1.3 million operating expense benefit related to the Washington State tax audit, the Company would have reported net income of $0.9 million or $0.07 per share in the first quarter of 1995.


                CAPITAL RESOURCES AND LIQUIDITY


      (In millions)                            3/31/95    12/31/94


      Cash and investments
          Cash and short-term investments        $22.9       $22.9
          Long-term marketable debt security        --         5.0
                                               -------    --------
                     Total                       $22.9       $27.9

      Total Assets                              $330.2      $331.5
      Long-term Debt                             $17.6       $17.7
      Shareholders' Equity                      $194.2      $191.2



Cash and investments totalled $22.9 million at March 31, 1995 compared with $27.9 million at December 31, 1994. The marketable debt security which was classified as a non-current asset at December 31, 1994 matures in February 1996 and is now classified with Cash and short-term investments.

As shown in the Statement of Cash Flows, the Company used $1.8 million for operating activities during the first quarter of 1995. Accounts payable and accrued expenses decreased $9.1 million during the quarter, reflecting the seasonally high activity levels in the fourth quarter of 1994. Depreciation and amortization was $4.1 million during the quarter. The Company invested $3.1 million in normal additions to property, plant and equipment during the first quarter of 1995.

In May 1995, subsequent to the end of the first quarter, the Company retired $1.7 million of its 11% subordinated convertible debentures. The debentures were retired at the face value with no gain or loss on the transaction.

In addition to its cash balances, the Company has available domestic unsecured credit facilities of $25 million, including a committed line of credit of $15 million. Barring any unforeseen circumstances or events, management expects existing cash, available

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  (Continued)

credit lines and funds from operations should be sufficient to meet the Company's operating requirements for 1995.


PART II  Other Information

Item 1.  Legal Proceedings - Not applicable.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.  Other Items

On May 10, 1995 the shareholders of the Company approved the Articles of Incorporation and Plan and Agreement of Merger (the "Plan") between the Company and ATLI Washington Corporation (the "Surviving Corporation"), a wholly owned subsidiary of the Company, for the purpose of changing the
corporate domicile from Delaware to Washington.   Pursuant to the Plan, dated
May 10, 1995, the Company reincorporated in the State of Washington on May 11, 1995, by way of a Merger with the Surviving Corporation which then changed its name to Advanced Technology Laboratories, Inc.

Each outstanding certificate representing a share or shares of the Company Common Stock continue to represent the same number of shares of the Surviving Corporation and it will not be necessary for the shareholders of the Company to exchange their existing certificates for shares of the Surviving Corporation, Advanced Technology Laboratories, Inc. As the successor registrant, the Surviving Corporation assumes the Section 13 reporting obligations of the Company, under the Securities Act of 1934.


Item 6.  Exhibits and Reports on Form 8-K - Not applicable.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      ADVANCED TECHNOLOGY LABORATORIES, INC.
                            (Registrant)





DATE:  May 11, 1995      BY:       /s/ Harvey N. Gillis
                                    -------------------
                                    Harvey N. Gillis


                                  Senior Vice President
                               Finance and Administration
                               and Chief Financial Officer