Form 10-Q
period 1995-06-30
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1995-08-11
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended June 30, 1995

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____ to _____


                 Commission File Number 0-15160

             ADVANCED TECHNOLOGY LABORATORIES, INC.
     (Exact name of registrant as specified in its charter)


          Washington                         91-1353386
   (State of incorporation)      (IRS Employee Identification No.)

22100 Bothell Everett Highway
     Post Office Box 3003
     Bothell, Washington                     98041-3003
(Address of principal executive offices)     (Zip Code)

                         (206) 487-7000
                       (Telephone number)


 Common stock, $0.01 par value; 13,373,985 shares outstanding as of July 31, 1995


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    [X]        NO   [ ]

             ADVANCED TECHNOLOGY LABORATORIES, INC.
                        TABLE OF CONTENTS




PART I    Financial Information:                                    Page No.

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
            June 30, 1995 (Unaudited) and December 31, 1994                   3

          Condensed Consolidated Statements of Operations (Unaudited) -
            Three Months and Six Months Ended June 30, 1995 and
            July 1, 1994                                                  4

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Six Months Ended June 30, 1995 and July 1, 1994               5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9



PART II   Other Information:

Item 1.   Legal Proceedings                                              12

Item 2.   Changes in Securities                                          12

Item 3.   Defaults Upon Senior Securities                                12

Item 4.   Submission  of  Matters to a Vote of  Security  Holders        12

Item 5.   Other Information                                              13

Item 6.   Exhibits and Reports on Form 8-K                               13

PART I  Financial Information

Item 1. Financial Statements

             ADVANCED TECHNOLOGY LABORATORIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)                               6/30/95      12/31/94
                                           (Unaudited)
                            ASSETS

CURRENT ASSETS
Cash and short-term investments            $ 22,093       $ 22,901
Receivables                                 109,345        112,103
Inventories                                 103,704         96,065
Prepaid expenses                              2,583          2,261
Deferred income taxes                         8,631          8,577
                                           --------       --------
                                            246,356        241,907

MARKETABLE DEBT SECURITY                         --          4,988

PROPERTY, PLANT AND EQUIPMENT, NET           70,422         70,338

OTHER ASSETS                                 15,687         14,288
                                          ---------      ---------
                                          $ 332,465      $ 331,521
                                          =========      =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings                     $   1,223      $   1,842
Current installments of long-term debt        1,520          1,976
Accounts payable and accrued expenses        66,765         75,704
Deferred revenue                             31,919         27,037
Taxes on income                               3,368          2,354
                                          ---------      ---------
                                            104,795        108,913

LONG-TERM DEBT                               15,665         17,688

DEFERRED REVENUE                             11,922          9,272

DEFERRED INCOME TAXES                         4,472          4,472

SHAREHOLDERS' EQUITY                        195,611        191,176
                                          ---------      ---------
                                          $ 332,465      $ 331,521
                                          =========      =========

COMMON SHARES OUTSTANDING                    13,374         13,330


   See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                    Three months ended       Six months ended
(In thousands, except per           6/30/95     7/1/94      6/30/95     7/1/94
share data)

REVENUES
 Product sales                      $ 70,870   $ 65,392   $ 145,070  $ 136,078
 Service                              20,406     19,407      40,568     38,077
                                    --------   --------    --------   --------
                                      91,276     84,799     185,638    174,155
                                    --------   --------    --------   --------
COST OF SALES
 Product sales                        36,030    35,161       74,456     74,027
 Service                              12,679    12,346       25,204     23,996
                                    --------  --------     --------   --------
                                      48,709    47,507       99,660     98,023
                                    --------  --------     --------   --------

GROSS PROFIT                          42,567    37,292       85,978     76,132

OPERATING EXPENSES
 Selling, general and administrative  29,249    27,544       57,856     52,800
 Research and development             12,247    13,823       24,859     26,448
 Merger and other costs                   --     5,391           --      5,391
 Restructuring charge                     --        --        2,500         --
 Other (income) expense, net           (180)       388        (737)        818
                                    --------  --------     --------   --------
                                      41,316    47,146       84,478     85,457
                                    --------  --------     --------   --------

INCOME (LOSS) FROM OPERATIONS          1,251   (9,854)        1,500    (9,325)


Investment income                        408       534          771      1,157
Interest expense                        (506)     (394)      (1,044)      (825)
                                    --------  --------     --------   --------

INCOME (LOSS) BEFORE INCOME TAXES      1,153    (9,714)       1,227     (8,993)


Income tax expense                       317       232          665        652
                                    --------  --------     --------    -------
NET INCOME (LOSS)                       $836   $(9,946)        $562    $(9,645)
                                    ========  ========     ========    ========

NET INCOME (LOSS) PER SHARE            $0.06    $(0.76)      $ 0.04    $ (0.74)

 Weighted average common shares and
 equivalents outstanding              13,474    13,134       13,464     13,118


   See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                      Six months ended
(In thousands)                                      6/30/95       7/1/94

OPERATING ACTIVITIES
  Net income (loss)                                 $   562    $  (9,645)
  Non-cash charges (credits) to income(loss):
       Depreciation and amortization                  7,925         7,571
       Gain on sale of property                          --          (105)
  Changes in:
       Receivables                                    2,978         4,076
       Inventories                                   (5,740)         (591)
       Accounts payable and accrued expenses        (10,051)         (206)
       Deferred revenue                               7,409        (1,205)
       Taxes on income                                1,049            57
       Other                                           (284)       (1,726)
                                                    -------       -------
            Cash provided by (used in)
            operating acitvities                      3,848        (1,774)

INVESTING ACTIVITIES
  Decrease in short-term investments                     --        (1,948)
  Investment in property, plant and equipment        (6,664)      ( 5,767)
  Proceeds from sale of property                         --         3,224
  Other                                                  --          (389)
                                                    -------       -------
            Cash used in investing activities        (6,664)       (4,880)

FINANCING ACTIVITIES
  Repayment of short-term borrowings, net              (619)       (5,639)
  Repayment of long-term debt                        (2,479)       (2,949)
  Repurchase of common shares                            --          (369)
  Exercise of stock options                             567           150
                                                    -------       -------
            Cash used in financing activities        (2,531)       (8,807)


Effect of exchange rate changes                        (449)         (712)
                                                    -------       -------
       Net decrease in cash and cash eqiuivalents    (5,796)      (16,173)

Cash and cash equivalents, beginning of period       22,901        52,713
                                                    -------       -------
Cash and cash equivalents, end of period            $17,105       $36,540
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


2. Acquisition of Interspec, Inc.

On May 17, 1994, the Company completed its merger with Interspec, Inc. ("Interspec"). Interspec develops, manufactures, markets, and services diagnostic medical ultrasound imaging systems and related supplies and accessories for physicians' offices, clinics and hospitals. To effect the merger, the Company issued approximately 2.6 million shares of common stock for all of the outstanding common stock of Interspec, based on an exchange ratio of 0.413 share of ATL stock for each share of Interspec stock. The merger was accounted for as a pooling of interests business combination; therefore, prior financial statements and information were restated to include Interspec as if the companies had been combined for all periods presented.


3. Restructuring Charge

On February 15, 1995, the Company announced a new corporate structure that will consolidate the Interspec operations located in Ambler, Pennsylvania with the Company's headquarter

             ADVANCED TECHNOLOGY LABORATORIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

3. Restructuring Charge (continued)

operations in Bothell, Washington. The Company reported a restructuring charge of $2,500 in the first quarter of 1995 related to the consolidation of the Ambler operations. The restructuring charge provides for severance, outplacement, and employee retention incentives for employees not relocating to Bothell. The Company estimates to have a net reduction in full-time positions of approximately 4% of the Company's workforce as a result of the consolidation of the Ambler operations.

In addition to the restructuring charge mentioned above, the Company expects to incur approximately $2,500 of employee relocation and asset moving costs during 1995. These expenses are reported when incurred. Most of the manufacturing and administrative functions will be transferred to Bothell during the third quarter of 1995. Research and development functions will continue in Ambler until late 1995 or early 1996. The Company currently intends to hold the land and building used for the Ambler operations.

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

                                          6/30/95     12/31/94
                                        ---------    ---------
     Cash and cash equivalents            $17,105      $22,901
     Short-term investment                  4,988           --
                                        ---------    ---------
                                           22,093       22,901
     Long-term marketable debt security        --        4,988
                                        ---------    ---------
                                          $22,093      $27,889
                                        =========    =========

5. Inventories
                                          6/30/95     12/31/94
                                        ---------    ---------
     Materials and work in progress       $36,914      $33,477
     Finished products                     18,957       15,561
     Demonstration                         28,554       29,190
     Customer service                      19,279       17,837
                                        ---------    ---------
                                         $103,704      $96,065
                                        =========    =========

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

7.  Reclassifications

In the second quarter of 1995, the Company reported the non-current portion of Receivables and Deferred revenue related to multiyear service contracts as Other assets and non-current Deferred revenue, respectively. Balances previously reported have been reclassified to conform to the 1995 presentation.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                      RESULTS OF OPERATIONS

                             Three months ended         Six months ended
                          -------------------------  -------------------------
(In millions except       6/30/95  7/1/94  % Change  6/30/95  7/1/94  % Change
per share data)           -------  ------  --------  -------  ------  --------

Revenues                   $91.3   $84.8     7.6%    $185.6  $174.2     6.6%

Gross Profit               $42.6   $37.3    14.1%     $86.0   $76.1    12.9%

Operating Expenses;
 excluding merger and
 other costs, restructuring
 charge and benefit for
 state tax audit           $41.3   $41.8    (1.1%)    $83.3   $80.1     4.0%

Merger and other costs      --      $5.4               --      $5.4
Restructuring Charge        --      --                 $2.5    --
Benefit related to
 state tax audit            --      --                ($1.3)   --

Net Income (Loss)           $0.8   $(9.9)              $0.6   ($9.6)

Net Income (Loss) per Share $0.06  $(0.76)             $0.04  ($0.74)



The Company reported net income of $0.8 million or $0.06 per share in the second quarter of 1995 compared with a net loss of $9.9 million or $0.76 per share in the second quarter of 1994. The second quarter of 1994 results include non-recurring charges of $5.4 million primarily associated with the acquisition of Interspec in May 1994. For the first six months, the Company reported net income of $0.6 million in 1995 compared with a net loss of $9.6 million in 1994. The year-to-date 1995 net income included a $2.5 million restructuring charge related to the consolidation of the Company's operations in Ambler, Pennsylvania to the Company's headquarters in Bothell, Washington. The year-to-date 1995 net income also included an operating expense benefit of $1.3 million resulting from a favorable Washington State Business and Occupation (B&O) tax audit.

The Company's worldwide revenues increased 7.6% to $91.3 million in the second quarter of 1995 compared with $84.8 million in the second quarter of 1994. Product sales increased by $5.5 million and service revenue increased $1.0 million over prior year. The increase in product sales was primarily due to a continued favorable shift in product mix from older to newer product lines, including the HDI(TM) 3000, the Company's high performance, premium priced system which was introduced in October 1994, and the mid-ranged Apogee(R) products. The increase in service revenues in the second quarter of 1995 was primarily due to the Company's growing presence in international markets and a higher installed base. Revenues in international markets increased compared with the second quarter of 1994, reflecting synergies achieved through the distribution of Interspec's mid-range products through the Company's international distribution channels. The weaker U.S. dollar in 1995 also contributed to the higher revenue levels in the Company's

 Item  2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)

European direct operations where revenues are denominated in local currency. U.S. revenues increased slightly over the second quarter of 1994. For the first six months of 1995, total revenues increased 6.6% to $185.6 million compared with $174.2 million in the prior year. The increase in revenues for the first six months of 1995 over the same period in the prior year is primarily due to the expanding product lines in both the mid-price and high-performance markets as well as growth in international markets.

In June 1995, the Company announced the first major expansion of the HDI 3000 system. The HDI 3000cv offers complete cardiology capabilities available as an option or an upgrade. Shipments of the HDI 3000cv began in June 1995.

Gross profit was $42.6 million in the second quarter of 1995 compared with $37.3 million in the same quarter of the prior year. As a percent of total revenues, gross margin increased to 46.6% compared with 44.0% in the prior year. Gross margin has improved each quarter since the first quarter of 1994. The increase in gross margin for the first six months of 1995 is primarily due to the favorable change in product mix to the Company's higher margin product lines in the HDI and Apogee product families and cost reduction programs. For the first six months of 1995, gross profit was $86.0 million compared to $76.1 million for the same period of 1994. Year-to-date gross margins increased to 46.3% from 43.7% in 1994, reflecting the impact of the same factors discussed above.

Operating expenses in the second quarter of 1995 decreased by 1.1% to $41.3 million from $41.8 million, excluding the one time charge of $5.4 million merger and other costs, primarily associated with the acquisition of Interspec, Inc. in the second
quarter of 1994.   Selling, general and administrative expenses
of $29.2 million increased 6.2% over the second quarter of 1994 primarily due to the expansion of new product lines, the expansion of international sales activities, and the weaker U.S. dollar, which favorably affected the translation of revenues as discussed previously, but had an unfavorable impact on operating expenses. Research and development expenses decreased 11.4% to $12.2 million in the second quarter of 1995 compared with the same quarter of 1994. The level of research and development activities has decreased in 1995 after the introduction of the HDI 3000 in October 1994.

Excluding a $2.5 million restructuring charge and a $1.3 million Washington State B&O tax refund, operating expenses for the first six months of 1995 were $83.3 million compared with $80.1 million (excluding merger and other costs of $5.4 million relating to the acquisition of Interspec, Inc. in May 1994) for the same period of 1994. The increase in operating expenses is due to expanded international operations, market introduction programs for the HDI 3000 and the unfavorable effect of the weakening dollar on the translation of operating expenses incurred in foreign currencies, partially offset by lower research and development expenses after the October 1994 introduction of the HDI 3000.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

The Company incurred net interest expense during the second quarter of 1995 of $0.1 million, compared with net interest income of $0.1 million in during the same period in 1994. The increase is due to interest expense on the $11.5 million in long-term debt incurred in December 1994 to finance the purchase of land and a building adjacent to the Company's corporate headquarters.

Income tax expense for the second quarter of 1995 includes primarily foreign and state income tax expense. U.S. federal income tax benefits were not recognized under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."


                 CAPITAL RESOURCES AND LIQUIDITY

        (In millions)                      6/30/95      12/31/94
                                          --------      --------
      Cash and investments:
        Cash and short-term investments     $22.1         $22.9
        Marketable debt security             --             5.0
                                          --------      --------
          Total                             $22.1         $27.9
                                          ========      ========

      Total Assets                         $332.5        $331.5
      Long-term Debt                        $15.7         $17.7
      Shareholders' Equity                 $195.6        $191.2



Cash and investments totaled $22.1 million at June 30, 1995 compared with $27.9 million at December 31, 1994 and $22.9 million at the end of the first quarter of 1995. The marketable debt security which was classified as a non-current asset at December 31, 1994 matures in February 1996 and is now classified with Cash and short-term investments.

As shown in the Statement of Cash Flows, operating activities generated cash flows of $3.8 million during the first six months of 1995. Accounts payable and accrued expenses decreased by $10.1 million due to seasonal fluctuations. Cash used in investing activities totaled $6.7 million during the first six months of 1995, primarily for normal additions to property, plant and equipment. Financing activities used $2.5 million during the first six months of 1995, including the repurchase of $1.7 million of 11% subordinated convertible debentures, the scheduled repayment of long-term debt and reductions in short-term borrowings by the Company's foreign subsidiaries.

In addition to its cash and investment balances, the Company has available domestic credit facilities of $25 million, including a committed line of credit of $15 million. Barring any unforeseen circumstances or events, management expects cash, available credit lines and funds from operations should be sufficient to meet the Company's operating requirements for 1995.

PART II Other Information

Item 1. Legal Proceedings -

On August 2, 1994, the Company filed suit against Acuson Corporation in the United States District Court for the Western District of Washington for infringement of four of the Company's patents relating to multiplane transesophageal (TEE) ultrasound probes and systems. Acuson responded on September 14, 1994, by filing suit against the Company in the United States District Court for the Northern District of California in which Acuson contended it did not infringe the Company's patents and further contended that the Company was infringing a patent licensed to Acuson which relates to the focusing of ultrasound systems. Neither complaint specified damages. In May 1995, the parties agreed to settle these disputes. As part of the settlement, Acuson has agreed to pay the Company an undisclosed sum in the form of royalty payments on multiplane TEE probes sold by Acuson and the existing litigation has been dismissed. The Company and Acuson also entered into a cross license of certain patents including the patent licensed to Acuson. In 1991, the Company had brought suit against the Hewlett-Packard Company for infringement of one of the multiplane TEE patents in suit with
Acuson.   The Hewlett-Packard suit was settled in 1992 under an
agreement by which Hewlett-Packard paid the Company an undisclosed sum of money.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders -

(a)    The Annual General Meeting of Shareholders was held on May 10, 1995.

(c) At the Annual General Meeting of Shareholders there were four matters submitted to a vote of security holders. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission adopted pursuant thereto. There was no solicitation in opposition to management's nominees as listed in
the proxy statement.   Each director nominated and proposal
submitted to a vote passed and the voting outcome of each proposal is as follows:

     (1)  Election of Directors:

      Kirby L. Cramer      For: 12,026,145  Withheld: 78,502
      Harvey Feigenbaum    For: 12,018,516  Withheld: 86,131
      Dennis C. Fill       For: 12,011,974  Withheld: 92,673
      Eugene A. Larson     For: 12,024,846  Withheld: 79,801
      John R. Miller       For: 12,021,030  Withheld: 83,617
      Phillip M. Nudelman  For: 12,020,815  Withheld: 83,832
      David M. Perozek     For: 12,029,392  Withheld: 75,255
      Edward Ray           For: 12,017,063  Withheld: 87,584
      Harry Woolf          For: 12,017,323  Withheld  87,324

      (2) Adoption of the proposal to change the Company's state of incorporation from Delaware to Washington by way of a merger into a wholly-owned Washington subsidiary:

For: 10,166,493  Opposed: 72,289  Abstained: 55,077  Broker Non-votes: 1,810,788


      (3) The adoption of an amendment to the Nonemployee Director Stock Option Plan to increase the annual option grant of ATL Common Stock for non-employee directors to 5,000 shares :

For: 10,097,776  Opposed: 1,807,144  Abstained: 110,969 Broker Non-votes: 88,758


      (4) Ratification of Auditors - The Company proposal to approve the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for 1995:

      For: 12,022,252   Withheld: 38,327  Abstained: 44,068


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




                         ADVANCED TECHNOLOGY LABORATORIES, INC.
                                       (Registrant)



DATE:  August 10, 1995   BY:         /s/ Harvey N. Gillis
                                     --------------------------
                                     Harvey N. Gillis
                                     Senior Vice President
                                     Finance and Administration
                                     and Chief Financial Officer