Form 10-Q
period 1995-10-27
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1995-11-13
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended September 29, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         (206) 487-7000
                       (Telephone number)


 Common stock, $0.01 par value; 13,416,647 shares outstanding as of October 27, 1995


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




PART I    Financial Information:                                      Page No.

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
          September 29, 1995 (Unaudited) and December 31, 1994............3

          Condensed Consolidated Statements of Operations
          (Unaudited) - Three Months and Nine Months Ended
          September 29, 1995 and September 30, 1994.......................4

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Nine Months Ended September 29, 1995
          and September 30, 1994..........................................5

          Notes to Condensed Consolidated Financial Statements............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................9



PART II   Other Information:

Item 1.   Legal Proceedings..............................................13

Item 2.   Changes in Securities..........................................13

Item 3.   Defaults Upon Senior Securities................................13

Item 4.   Submission of Matters to a Vote of Security Holders............13

Item 5.   Other Information..............................................13

Item 6.   Exhibits and Reports on Form 8-K...............................13

PART I  Financial Information

Item 1. Financial Statements

             ADVANCED TECHNOLOGY LABORATORIES, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)                            9/29/95     12/31/94
                                        (Unaudited)
                           ASSETS

CURRENT ASSETS
 Cash and short-term investments          $ 16,125    $ 22,901
 Receivables                               107,488     105,500
 Inventories                               103,609      96,065
 Prepaid expenses                            3,312       2,261
 Deferred income taxes                       8,705       8,577
                                          --------    --------
                                           239,239     235,304

MARKETABLE DEBT SECURITY                     --          4,988

PROPERTY, PLANT AND EQUIPMENT, NET          71,791      70,338

OTHER ASSETS                                 9,512      10,520
                                          --------    --------
                                          $320,542    $321,150
                                          ========    ========


           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                    $  5,916    $  1,842
 Current installments of long-term debt      1,519       1,976
 Accounts payable and accrued expenses      65,436      75,704
 Deferred revenue                           20,327      20,405
 Taxes on income                             3,438       2,354
                                          --------    --------
                                            96,636     102,281

LONG-TERM DEBT                              15,810      17,688

DEFERRED REVENUE                             8,742       5,533

DEFERRED INCOME TAXES                        4,472       4,472

SHAREHOLDERS' EQUITY                       194,882     191,176
                                          --------    --------
                                          $320,542    $321,150
                                          ========    ========

COMMON SHARES OUTSTANDING                   13,395      13,330


See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


(In thousands,                       Three months ended    Nine months ended
except per share data)               9/29/95    9/30/94    9/29/95    9/30/94

REVENUES
 Product sales                      $ 73,642   $ 67,472    $218,712  $203,550
 Service                              21,087     19,873      61,655    57,950
                                    --------   --------    --------  --------
                                      94,729     87,345     280,367   261,500
COST OF SALES
 Product sales                        38,703     36,106     113,159   110,133
 Service                              12,363     11,746      37,567    35,742
                                    --------   --------    --------  --------
                                      51,066     47,852     150,726   145,875
                                    --------   --------    --------  --------

GROSS PROFIT                          43,663     39,493     129,641   115,625

OPERATING EXPENSES
 Selling, general and administrative  29,203     28,529      87,059    81,329
 Research and development             12,580     15,105      37,439    41,553
 Restructuring and relocation
 expenses                              1,838         --       4,673        --
 Merger and other costs                   --         --          --     5,391
 Other (income) expense, net             386        488        (686)    1,306
                                    --------   --------    --------  --------
                                      44,007     44,122     128,485   129,579
                                    --------   --------    --------  --------

INCOME (LOSS) FROM OPERATIONS           (344)    (4,629)      1,156   (13,954)


Investment income                        455        538       1,226     1,695
Interest expense                        (537)     (280)      (1,581)   (1,105)
                                    --------   --------    --------  --------

INCOME (LOSS) BEFORE INCOME TAXES       (426)    (4,371)        801   (13,364)


Income tax expense                        316       387         981     1,039
                                     --------  --------    --------  --------
NET LOSS                                $(742)  $(4,758)      $(180) $(14,403)
                                     ========  ========    ========  ========

Net loss per share                     $(0.06)   $(0.36)     $(0.01)   $(1.10)

Weighted average common shares
 outstanding                           13,376    13,215      13,359    13,151


   See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                   Nine months ended
(In thousands)                                    9/29/95     9/30/94

OPERATING ACTIVITIES
  Net loss                                        $  (180)  $ (14,403)
  Non-cash charges (credits) to loss:
       Depreciation and amortization               11,810      11,729
       Gain on sale of property                        --        (105)
  Changes in:
       Receivables                                  1,037       8,583
       Inventories                                 (4,059)     (6,677)
       Accounts payable and accrued expenses      (12,626)     (3,216)
       Deferred revenue                             3,014          17
       Taxes on income                              1,104        (305)
       Other                                         (435)     (1,027)
                                                 --------    --------
             Cash used in operating activities       (335)     (5,404)

INVESTING ACTIVITIES
  Decrease in short-term investments                   --          20
  Investment in property, plant and equipment     (10,431)     (9,001)
  Proceeds from sale of property                       --       3,224
  Other                                              (350)       (389)
                                                 --------    --------
             Cash used in investing activities    (10,781)     (6,146)

FINANCING ACTIVITIES
  Increase (decrease) in short-term borrowing       2,349      (5,013)
  Repayment of long-term debt                      (2,616)     (3,003)
  Repurchase of common shares                          --        (369)
  Exercise of stock options                           697         361
                                                 --------    --------
             Cash provided by (used in)
             financing activities                     430      (8,024)

Effect of exchange rate changes                    (1,078)        (837)
                                                 --------     --------
  Net decrease in cash and cash equivalents       (11,764)     (20,411)

Cash and cash equivalents, beginning of period     22,901       52,713
                                                 --------     --------
Cash and cash equivalents, end of period          $11,137      $32,302
                                                 ========     ========



   See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Advanced Technology Laboratories, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company." The Company develops, manufactures, markets and services diagnostic medical ultrasound systems worldwide. These systems are used primarily in radiology, cardiology, obstetrics and gynecology, vascular, musculoskeletal and intraoperative applications.

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

Certain amounts reported in prior periods have been reclassified to conform to the 1995 presentation.


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

3.  Restructuring and Relocation Expenses

On February 15, 1995, the Company announced a new corporate structure that would consolidate the Interspec operations located in Ambler, Pennsylvania with the Company's headquarters operations in Bothell, Washington. The Ambler consolidation has been implemented as planned

             ADVANCED TECHNOLOGY LABORATORIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)


3.  Restructuring and Relocation Expenses (continued)

with most functions transitioned to Bothell by the end of the third quarter of 1995. Certain research and development activities will continue in Ambler until early 1996 and the U.S. Cardiology sales force will continue to be based in Ambler.

During fiscal 1995 the Company has reported $4,673 in restructuring and relocation expenses, primarily related to the Ambler consolidation. This year-to-date total includes charges for severance, outplacement, and retention incentives for employees not relocating to Bothell and expenses incurred for relocation of employees and fixed assets involved in manufacturing and administrative functions moved to Bothell. The remaining relocations, reported as expense in the period incurred, should be completed during the fourth quarter of 1995, and the Company expects the total restructuring and relocation expenses reported for 1995 will not exceed $6 million. The Company currently intends to hold the land and building used for the Ambler operations.

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


                                           9/29/95      12/31/94
                                          --------      --------
     Cash and cash equivalents             $11,137       $22,901
     Short-term investments                  4,988           --
                                          --------      --------
                                            16,125        22,901
     Long-term marketable debt security         --         4,988
                                          --------      --------
                                           $16,125       $27,889
                                          ========      ========

5. Inventories

                                           9/29/95       12/31/94
                                          --------       --------
     Materials and work in progress        $39,188        $33,477
     Finished products                      19,522         15,561
     Demonstration                          25,902         29,190
     Customer service                       18,997         17,837
                                          --------       --------
                                          $103,609        $96,065
                                          ========       ========

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


7.  Subsequent Event

On November 6, 1995 the Company announced it had entered into agreements with Hitachi Medical Corporation ("HMC") under which HMC will distribute the Company's products in Japan and the two companies will establish a joint venture directed to the development of advanced ultrasound technologies.

HMC's distribution of the Company's products in Japan will focus on the Company's HDI(R) 3000 product line. HMC and the Company are proceeding to obtain the necessary regulatory approvals for distribution of this product line in Japan.

Additionally, under the agreements the Company will sell a minority equity interest in a subsidiary which owns certain advanced ultrasound technologies. The Company will receive a $10 million cash payment for the sale of this equity interest and expects to recognize a non-recurring gain of approximately $6 million in the fourth quarter of 1995.

The development of new technologies by the jointly owned company will be supported by both companies, with funding provided by HMC based upon the achievement of certain development milestones. A board of five directors composed of three representatives from ATL and two from HMC will oversee the venture. The technology resulting from this joint development will be available to both companies for new product offerings and product features. The Company will receive royalty payments based on HMC's revenues from the jointly developed technology.

The companies plan to complete the transaction at a closing within 30 days of the announcement.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

                      RESULTS OF OPERATIONS

(In millions except        Three months ended            Nine months ended
per share data)         9/29/95  9/30/94  %Change    9/29/95  9/30/94  %Change
                        -------  -------  -------    -------  -------  -------

Revenues                  $94.7    $87.3     8.5%      $280.4   $261.5    7.2%


Gross Profit              $43.7    $39.5    10.6%      $129.6   $115.6   12.1%


Operating Expenses;
 excluding merger and
 other costs, restruct-
 uring and relocation
 expenses and benefit
 for state tax audit      $42.2   $44.1   (4.4%)       $125.1   $124.2    0.7%
Merger and other costs       --      --                    --     $5.4
Restructuring and
 relocation expenses       $1.8      --                  $4.7       --
Benefit related to
 state tax audit             --      --                 $(1.3)      --

Net Loss                  $(0.7)  $(4.8)                $(0.2)   $(14.4)


Net Loss per Share       $(0.06) $(0.36)                $(0.01)  $(1.10)



The Company reported a net loss of $0.7 million or $0.06 per share in the third quarter of 1995 compared with a net loss of $4.8 million or $0.36 per share in the third quarter of 1994.
The third quarter of 1995 results include non-recurring restructuring and relocation expenses of $1.8 million or $0.14 per share primarily for the consolidation of the Company's Interspec operations in Ambler, Pennsylvania to Bothell, Washington. For the first nine months, the Company reported a net loss of $0.2 million in 1995 compared with a net loss of
$14.4 million in 1994.   The year-to-date 1995 results include a
net charge of $0.25 per share for non-recurring restructuring and relocation expenses of $4.7 million, partially offset by an operating expense benefit of $1.3 million resulting from a favorable Washington state Business and Occupation (B&O) tax audit. The year-to-date 1994 results include non-recurring charges of $5.4 million or $0.41 per share primarily associated with the acquisition of Interspec in May 1994.

The Company's worldwide revenues increased 8.5% to $94.7 million in the third quarter of 1995 compared with $87.3 million in the third quarter of 1994. In third quarter 1995, product sales increased by $6.2 million and service revenue increased by $1.2 million over third quarter 1994. The increase in product sales is due to the continued favorable shift in product mix toward the Company's newer products, including the HDI 3000, the Company's high performance, premium priced system and the mid-range Apogee(R) product line. U.S. revenues increased over the third quarter of 1995 reflecting market acceptance of the Company's new products. The Company

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

expects continued uncertainty in the U.S. marketplace for the foreseeable future, given the trends of health care provider consolidation, competitive pressures and changes being proposed in Congress for health care funding. Revenues in international markets also increased compared with the third quarter 1994, reflecting sales of the HDI 3000 and synergies achieved through the integration of Interspec's mid-range products through the Company's international distribution channels. The weaker U.S. dollar in 1995 also contributed to the higher revenue levels in the Company's European direct operations where revenues are denominated in local currency. Service revenues also increased in the third quarter of 1995 primarily due to the Company's growing presence in international markets, a larger installed base and higher capture rates for maintenance contracts. For the first nine months of 1995, total revenues grew by 7.2% to $280.4 million compared with $261.5 million in 1994, reflecting the key factors discussed above.

Gross profit was $43.7 million in the third quarter of 1995 compared with $39.5 million in the same quarter of the prior year. As a percent of total revenues, gross margin increased to 46.1% compared with 45.2% in the same period in the prior year. The increase in gross margin is due to the favorable change in product mix to the Company's higher margin product lines in the HDI and Apogee product families and cost reduction programs. For the first nine months of 1995, gross profit was $129.6 million compared to $115.6 million for the same period of 1994. Year-to-date gross margins increased to 46.2% from 44.2% for the same period in 1994, reflecting the impact of the same factors discussed above.

Total operating expenses in the third quarter of 1995, excluding restructuring and relocation expenses of $1.8 million, were $42.2 million compared with $44.1 million in the third quarter of 1994. Selling, general and administrative expenses of $29.2 million increased 2.4% over the third quarter of 1994, but declined as a percent of revenues to 30.8% from 32.7% for the same period in the prior year. The increase over the third quarter of 1994 is primarily due to the expansion of the new product lines and increased international sales activities during a weaker U.S. dollar period. Research and development expense decreased 16.7% to $12.6 million in the third quarter of 1995 compared with the same period in 1994. The level of research and development has decreased in 1995 after the introduction of the HDI 3000 in October 1994.

Excluding the $4.7 million of restructuring and relocation expenses and a $1.3 million Washington State B&O tax refund, operating expenses for the first nine months of 1995 were $125.1 million compared with $124.2 million (excluding merger and other costs of $5.4 million relating to the acquisition of Interspec, Inc. in May 1994) for the same period of 1994. The slight increase in operating expenses is due to expanded international operations and market introduction programs for the HDI 3000, mostly offset by lower research and development expenses after the October 1994 introduction of the HDI 3000.

Item 2.     Management's  Discussion and  Analysis  of  Financial
            Condition and Results of Operations (Continued)

The Company incurred net interest expense during the third quarter of 1995 of $0.1 million, compared with net interest income of $0.3 million in during third quarter 1994. The change is due to lower cash balances for investment and interest expense on the $11.5 million in long-term debt incurred in December 1994 to finance the purchase of land and a building adjacent to the Company's corporate headquarters.

Income tax expense for the third quarter of 1995 primarily includes foreign and state income tax expense. U.S. federal income tax benefits were not recognized under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

                 CAPITAL RESOURCES AND LIQUIDITY

      (In millions)                        9/29/95      12/31/94


      Cash and investments:
         Cash and short-term investments    $16.1         $22.9
         Marketable debt security              --           5.0
                                          -------       -------
         Total                              $16.1         $27.9
                                          =======       =======

       Total Assets                        $320.5        $321.2
       Long-term debt                       $15.8         $17.7
       Shareholders' Equity                $194.9        $191.2



Cash and investments totaled $16.1 million at September 29, 1995 compared with $27.9 million at December 31, 1994 and $22.1 million at the end of the second quarter of 1995. The marketable debt security which was classified as a non-current asset at December 31, 1994 matures in February 1996 and is now classified with Cash and short-term investments.

As shown in the Condensed Consolidated Statement of Cash Flows, operating activities used $0.3 million of cash during the first nine months of 1995. Accounts payable and accrued expenses decreased by $12.6 million, reflecting seasonal fluctuations and payment of 1994 accrued expenses related to the introduction of the HDI 3000. Inventory levels increased by $4.1 million to support the transition of Apogee product manufacturing to Bothell, the introduction of new products and the increased level of revenues. Deferred revenue increased by $3.0 million as a result of the increased capture of multi-year maintenance contracts. Cash used in investing activities totaled $10.8 million during the first nine months of 1995, primarily for normal additions to property, plant and equipment. Financing activities provided $0.4 million during the first nine months of 1995, primarily the net effect of the repurchase of $1.7 million of 11% subordinated convertible debentures, the scheduled repayment of long-term debt and $2.5 million provided by a 6.5% reverse repurchase agreement, maturing on November 3, 1995 and collateralized by the marketable debt security.

Item 2.     Management's  Discussion and  Analysis  of  Financial
            Condition and Results of Operations (Continued)

In addition to its cash and investment balances, the Company has available domestic credit facilities of $25 million, including a committed line of credit of $15 million. Barring any unforeseen circumstances or events, management expects cash, available credit lines and funds from operations to be sufficient to meet the Company's operating requirements for 1995.


Subsequent Event

On November 6, 1995 the Company announced it had entered into agreements with Hitachi Medical Corporation ("HMC") under which HMC will distribute the Company's products in Japan and the two companies will establish a joint venture directed to the development of advanced ultrasound technologies.

HMC's distribution of the Company's products in Japan will focus on the Company's HDI 3000 product line. HMC and the Company are proceeding to obtain the necessary regulatory approvals for distribution of this product line in Japan.

Additionally, under the agreements the Company will sell a minority equity interest in a subsidiary which owns certain advanced ultrasound technologies. The Company will receive a $10 million cash payment for the sale of this equity interest and expects to recognize a non-recurring gain of approximately $6 million in the fourth quarter of 1995.

The development of new technologies by the jointly owned company will be supported by both companies, with funding provided by HMC based upon the achievement of certain development milestones. A board of five directors composed of three representatives from ATL and two from HMC will oversee the venture. The technology resulting from this joint development will be available to both companies for new product offerings and product features. The Company will receive royalty payments based on HMC's revenues from the jointly developed technology.

The companies plan to complete the transaction at a closing within 30 days of the announcement.

PART II Other Information

Item 1. Legal Proceedings

In November 1992, a U.S. District Court in California granted a motion by SRI International, Inc. ("SRI") requesting partial summary judgment on a patent infringement claim relating to an electrical circuit used in the Company's Ultramark 4 system and two discontinued products. The patent expired in 1994. In December 1994 the U.S. Federal Circuit Court of Appeals affirmed the summary judgment obtained by SRI. SRI is claiming royalties for past sales of these product and an enhancement of royalties for willful infringement. A seven day trial to determine the royalties due SRI and enhancements, if any, was completed in the U.S. District Court for Northern California in October 1995. The parties are presently awaiting the opinion of the court on these issues. In the fourth quarter of 1994 the Company accrued a $5 million reserve against potential liabilities in this matter.

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




                         ADVANCED TECHNOLOGY LABORATORIES, INC.
                                       (Registrant)



DATE: November 13, 1996     BY: /s/ Harvey N. Gillis
                            ------------------------------
                                  Harvey N. Gillis

                                  Senior Vice President
                                Finance and Administration
                               and Chief Financial Officer