Form 10-Q/A
period 1994-09-30
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1995-11-24
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q/A

          [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                            (206) 487-7000
                           (Telephone number)


Common stock, $0.01 par value; 13,250,000 shares outstanding as of October 31, 1994


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


DATE: November 22, 1995           BY: /s/ Harvey N. Gillis
                                      ---------------------------------
                                      Harvey N. Gillis
                                      Senior Vice President
                                      Finance and Administration
                                      and Chief Financial Officer