Form 10-K/A
period 1994-12-31
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1995-11-24
CIK 806086

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                              -----------------

                                 FORM 10-K/A


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1994

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 0-15160

                     ADVANCED TECHNOLOGY LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)
                              ----------------

                Delaware                        91-1353386
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

     22100 Bothell-Everett Highway
             P.O. Box 3003
          Bothell, Washington	                 98041-3003
 (Address of principal executive offices)       (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On February 24, 1995, the aggregate market value of the voting stock held by non affiliates of the registrant was $166,399,957 based upon the closing sale price of $14.75 per share on the Nasdaq National Market on such date.

Number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding as of February 24, 1994: 13,344,783.

	   Documents Incorporated by Reference                 Part
------------------------------------------------     ---------------------
Annual Report to Shareholders for the fiscal         Part II (Items 6-8)
year December 31, 1994                               Part IV (Item 14)
Proxy Statement for the 1995 Annual General          Part III (Items 10-13)
Meeting of Shareholders

                         Exhibit Index is on page 22
---------------------------------------------------------------------------
---------------------------------------------------------------------------

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