Form 10-Q/A
period 1995-03-31
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1995-11-24
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                               FORM 10-Q/A


         [X] QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended March 31, 1995

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



DATE:  November 22, 1995          BY: /s/ Harvey N. Gillis
                                  -------------------------------------
                                  Harvey N. Gillis
                                  Senior Vice President
                                  Finance and Administration
                                  and Chief Financial Officer