Form 10-Q/A
period 1995-06-30
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1995-11-24
CIK 806086

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

                      YES    [X]        NO   [ ]

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ADVANCED TECHNOLOGY LABORATORIES, INC.
                                           (Registrant)


DATE: November 22, 1995        BY:      /s/ Harvey N. Gillis
                                        ___________________________
                                        Harvey N. Gillis

                                        Senior Vice President
                                        Finance and Administration
                                        and Chief Financial Officer