Form 10-K
period 1995-12-31
ADVANCED TECHNOLOGY LABORATORIES INC/
filed 1996-03-29
CIK 806086

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 0-15160

                    ADVANCED TECHNOLOGY LABORATORIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              WASHINGTON                             91-1353386
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     22100 BOTHELL-EVERETT HIGHWAY
             P.O. BOX 3003
          BOTHELL, WASHINGTON                        98041-3003
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On February 23 1996, the aggregate market value of the voting stock held by non affiliates of the registrant was $407,618,970 based upon the closing sale price of $30.00 per share on the Nasdaq National Market on such date.

  Number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding as of February 23, 1996: 13,815,968.

             DOCUMENTS INCORPORATED BY REFERENCE                 PART
             -----------------------------------                 ----
      Annual Report to Shareholders for the fiscal year  Part II (Items 6-8)
      ended December 31, 1995                            Part IV (Item 14)
      Proxy Statement for the 1996 Annual General Meet-  Part III (Items 10-13)
      ing of Shareholders

                          EXHIBIT INDEX IS ON PAGE 22

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 ITEM 1.  Business.......................................................     3
 ITEM 2.  Properties.....................................................    13
 ITEM 3.  Legal Proceedings..............................................    14
 ITEM 4.  Submission of Matters to a Vote of Security Holders............    14

                                    PART II

 ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    14
 ITEM 6.  Selected Financial Data........................................    15
 ITEM 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    15
 ITEM 8.  Financial Statements and Supplementary Data....................    15
 ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    16

                                    PART III

 ITEM 10. Directors and Executive Officers of the Registrant.............    16
 ITEM 11. Executive Compensation.........................................    16
 ITEM 12. Security Ownership of Certain Beneficial Owners and Management.    16
 ITEM 13. Certain Relationships and Related Transactions.................    16

                                    PART IV

 ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K............................................................    16

                                    PART I

ITEM 1. BUSINESS

STRUCTURE OF THE COMPANY

  Advanced Technology Laboratories, Inc. ("ATL" or the "Company") is engaged in the high-technology medical systems business. ATL develops, manufactures, markets and services diagnostic medical ultrasound systems and related products worldwide. The Company currently operates through twelve international affiliates and through local distributors worldwide.

COMPANY HISTORY

  ATL was founded in 1969 and acquired by Squibb Corporation ("Squibb") in 1980. In 1982 Squibb acquired Advanced Diagnostic Research Corporation ("ADR"), a Tempe, Arizona company which was a leader in obstetrical and abdominal ultrasound, and A.B. Kranzbuehler ("Kranzbuehler"), a European ultrasound manufacturer and distributor of ADR products in Europe. In 1986 Squibb organized its medical equipment businesses, including SpaceLabs Medical, Inc. ("SpaceLabs"), a manufacturer and supplier of patient monitoring and clinical information systems, under a corporate holding company, Westmark International, Inc. ("Westmark") and spun the companies off through a distribution of Westmark common stock to Squibb shareholders on January 2, 1987. In 1992 Westmark shareholders voted to separate Westmark into two publicly traded companies comprising two major operating subsidiaries, ATL and SpaceLabs. Westmark shareholders received an equal number of shares of the new separate public company, SpaceLabs, and Westmark changed its name to Advanced Technology Laboratories, Inc., the same name as that of its remaining operating subsidiary.

  ATL has acquired four companies with specific ultrasound expertise, products and markets. In 1988 the Company acquired two companies to form Nova MicroSonics which manufactures and markets networking, digital acquisition and measurement products for use in ultrasound data and image management by hospitals, labs, clinics and physician offices. In 1990 the Company acquired Precision Acoustic Devices, Inc. ("PAD") which develops, manufactures and supplies high-performance ultrasound transducers to industrial and medical imaging markets. In 1993 the Company relocated PAD's Fremont, California operations to Bothell, Washington and sold the OEM transducer business of PAD to Blatek, Inc., a transducer company in State College, Pennsylvania. In May 1994 the Company acquired Interspec, Inc. ("Interspec"), a developer and manufacturer of medical diagnostic ultrasound systems and transducers headquartered in Ambler, Pennsylvania through a stock for stock exchange that was approved by the shareholders of both companies. This acquisition added the Apogee(R) product lines of Interspec to those of ATL, giving the Company an expanded presence in the mid-range price and cardiology ultrasound markets. During 1995 the Company consolidated Interspec's Ambler, Pennsylvania operations with ATL's worldwide headquarter operations in Bothell, Washington. In 1995 the Company reincorporated in the State of Washington from its original corporate domicile in Delaware.

THE ULTRASOUND BUSINESS

  ATL develops, manufactures, markets and services diagnostic medical ultrasound systems that are widely used in a number of medical applications to assist the physician in monitoring and diagnosing a variety of conditions, such as tumors, inflammations, obstructions, cardiovascular diseases, fetal development, and surgical assessment. Ultrasound systems provide a safe, noninvasive and painless means of observing soft tissues and internal body organs and assessing blood flow through the heart and vessels. ATL is one of the leading suppliers of diagnostic ultrasound systems in the world. Its High Definition(TM) Imaging (HDI(R)), Apogee, and Ultramark(R) product lines serve all major diagnostic ultrasound clinical markets--radiology, cardiology, obstetrics/gynecology ("OB/GYN") and vascular medicine--and a variety of newly emerging clinical markets. These product lines span a range of system prices from mid to premium priced ultrasound products.

  ATL also develops, manufactures, markets and services ultrasound information management systems through its Nova MicroSonics division in Allendale, New Jersey. These products provide for the acquisition, storage, display and management of ultrasound information between ultrasound systems and peripheral equipment, within a hospital, and between hospital networks and physicians' offices.

  Diagnostic ultrasound products, upgrades and accessories sold for use in hospitals, clinics and physicians' offices accounted for an estimated $2.2 billion worldwide market in 1995. The total medical imaging market, including x-ray, MRI and CT imaging equipment is estimated by the Company to be over $8 billion worldwide in 1995.

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

ATL'S PRODUCTS

  HDI 3000 ULTRASOUND SYSTEM. In October 1994 ATL introduced its fourth generation digital ultrasound system, the HDI 3000(TM) system. The HDI 3000 system is designed to address the economic imperatives of an evolving health care environment in the United States and international markets. It is lighter in weight than competitive systems, providing greater mobility and enabling it to be easily moved to the bedside of critical care patients. The HDI 3000 system also features an intuitive, ergonomically designed set of user controls, which enable an ultrasonographer or physician to quickly gain confidence in operating the system and performing highly diagnostic examinations. The HDI 3000 system provides interactive menu screens with diagnostic procedures selectable at the touch of a button. This feature, called Tissue Specific(TM) Imaging, automatically optimizes over 1000 system operating parameters for the selected diagnostic procedure and scanhead. The HDI 3000 system offers full Doppler capability, including Color Power Angio imaging features and three dimensional imaging of the human vasculature.

  The HDI 3000 system operates with a full array of broad bandwidth scanheads, including a family of Entos intraoperative scanheads designed for surgical use, the diagnosis of breast disease and musculoskeletal injuries. In 1995 ATL added the CT8-4 and LI9-5 intraoperative scanheads to the Entos family for intraoperative abdominal applications.

  In June, 1995 ATL added full cardiology capabilities to the HDI 3000. The cardiology configuration, called the HDI 3000cv, is operable with ATL's newest transesophageal echocardiography (TEE) scanhead, the MPT7-4 multiplane TEE scanhead. Deliveries of the MPT7-4 scanhead for use with the HDI 3000cv began in the summer of 1995.

  In November, 1995 ATL began offering the first integrated three dimensional imaging capability in an ultrasound system as an optional feature for the HDI 3000 system. This feature allows a clinician to acquire and produce a rotating three dimensional view of the vasculature of an entire organ. Investigation of the applications of this new technology will continue in 1996. Other new features introduced for the HDI 3000 in 1995 include Disk Link, a technology for storing digital ultrasound images on hard disks and optical disks which can be transported to other devices and image management products, and Contrast Specific Imaging, by which the operation of the ultrasound system is optimized for producing ultrasound images enhanced by the presence of harmonic and non harmonic contrast agents in the body.

  ULTRAMARK 9 HIGH DEFINITION IMAGING (HDI) SYSTEM. The Ultramark 9 system with High Definition Imaging ("HDI") is ATL's high performance product. Introduced in April 1991, the system contains a digital beamformer which allows high resolution images and captures a broad bandwidth of tissue signatures. The Ultramark 9 HDI system offers a series of high performance scanheads, including a line of broad bandwidth scanheads which provide an extensive range of clinical applications for the system and substantially enhance the system's competitive performance. The Ultramark 9 HDI system is also available in a full cardiology model, the Ultramark 9 HDIcv system.

  In December, 1995 an advisory panel to the U.S. Food and Drug Administration
(FDA) unanimously recommended approval of ATL's breast premarket approval application (PMA) for the HDI system. Upon FDA approval, the PMA will allow a new clinical application of ultrasound that, in conjunction with mammography, will provide physicians with a high level of confidence in differentiating benign from malignant or suspicious breast lesions. Studies have shown that approximately 80% of breast lump biopsies performed in the United States have resulted in a finding that the lump is benign. The PMA application was based on the results of a multi-center study involving the examination of over 1000 women with the Ultramark 9 HDI system. During 1996 ATL will apply to the FDA to extend the applicability of the PMA to the HDI 3000 system.

  APOGEE 800 PLUS SYSTEM. In 1994 the Company introduced the mid-range Apogee 800 high value imaging system for the radiology and internal medicine markets. The Apogee 800 system offers features normally found on high performance systems and can be configured to address the broad array of clinical needs of the radiologist, internal medicine specialist, and OB/GYN physician. In March, 1996 ATL introduced an upgraded model of this product, the Apogee 800 Plus, offering improved image quality, Doppler performance, processing capability, improved analysis packages and user controls.

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

  ULTRAMARK 4 SYSTEM. At the beginning of 1996 ATL ceased production of new Ultramark 4 ultrasound systems. The Ultramark 4 system was first introduced in 1986 and was the Company's principal product for private OB/GYN offices and hospital OB/GYN departments. The Ultramark 4 is a gray scale and Doppler system for the value price segment of the market ($25,000 to $60,000).

  IMAGE MANAGEMENT PRODUCTS. The Company's Nova MicroSonics division develops, manufactures and markets a complete line of ultrasound image management products for use in the digital acquisition, storage, display and management of ultrasound information. In 1995 the Company began shipment of Access(TM) Image Management System products for radiology, including a Dicom-based acquisition module, workstation and a network file server. These products provide efficient printing, automated image archival and retrieval and reduced patient examination times through an ultrasound open network architecture. The Access system connects to many types of ultrasound systems, printers or other image management products, facilitating improved diagnostic consultations within and between hospitals.

  For cardiac applications, Nova MicroSonics offers products that facilitate the review and comparison of images produced at different times during a cardiac study, expanding the diagnostic applications of echocardiography to the detection of coronary artery disease. The ImageVue/DCR Workstation is a state-of-the-art digital ultrasound image management system. This workstation performs analysis and review of ultrasound exams conducted from a variety of ultrasound systems.

  The Image LAN Network provides network connection between ultrasound systems, workstations, printers and other medical imaging devices and operates with both the radiology and cardiology image management products.

  SCANHEADS. ATL believes that its internal resources devoted to development and manufacture of ultrasonic scanheads make it one of the largest ultrasound scanhead manufacturers in the world. ATL's capabilities in scanhead design and manufacture were enhanced in 1994 with the addition of the Echo Ultrasound division of Interspec. The Echo Ultrasound division, located in Reedsville, Pennsylvania, produces scanheads for ATL products, and also offers scanheads to other ultrasound companies.

  ACCESSORIES AND SUPPLIES. The Company sells a variety of ultrasound accessories and supplies, most of which are not manufactured by the Company. These include disposable supplies, such as ultrasound gel and thermal paper, and accessories, such as biopsy guides, printers, cameras and videocassette recorders ("VCRs"). The Company markets these products through direct sales and mail and its customer support organization.

PRINCIPAL MARKETS

  The worldwide ultrasound market is typically categorized by clinical application, price range and geographic area.

  CLINICAL APPLICATIONS. Ultrasound products are used in four primary medical applications: radiology, cardiology, OB/GYN, and vascular applications. ATL also sells its products in several emerging clinical application markets, including sports medicine and the surgical ultrasound market.

  Radiology. The radiology, or general imaging, application, at approximately 44%, is the largest market for ultrasound equipment. The major radiology markets are in the United States, Japan and Europe. Most radiology examinations are conducted in hospitals or large imaging centers.

  In radiology, ultrasound is used to obtain diagnostic information on organs and soft tissue, particularly in the abdominal area. It is also used to ascertain fetal development, to guide tissue biopsies and to visualize blood flow.

  A substantial portion of the radiology market also requires systems which include cardiac imaging capabilities. In the United States and Canada this market segment is often referred to as the shared service market. Most community or small hospitals without a dedicated cardiology department fall into this category. In Europe, the internal medicine or shared services segment requires systems which include cardiac imaging capability.

  ATL's radiology product offerings include the HDI 3000 system, the Apogee 800 Plus system, the Ultramark 9 HDI system and the Access image management products. Ultramark 9 HDI systems are sold as new and as refurbished (used) systems.

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

  ATL's cardiology product offerings include the HDI 3000cv system, the Ultramark 9 HDIcv system, the Apogee CX products, and the ImageVue and DCR image management products.

  OB/GYN. The third largest market for ultrasound systems is the OB/GYN application, at approximately 14%. The majority of OB/GYN ultrasound system sales are to office-based practitioners in the United States,

Western Europe, and the more developed Asian markets. Perinatology is a clinical specialty in OB/GYN dedicated to high risk obstetrics. Most perinatology ultrasound sales are to hospitals and institutions in the United States. Ultrasound is the preferred imaging technology for the assessment of fetal development since it is noninvasive and involves no ionizing radiation. Ultrasound is also used for general gynecological and infertility examinations. The introduction of the intravaginal scanhead in the 1980s expanded the usefulness of ultrasound for first-trimester obstetrical studies and the diagnosis of ectopic pregnancies.

  ATL's OB/GYN product offerings include the Ultramark 9 HDI system and the Apogee 800 Plus system for the office market.

  Vascular. The smallest of the primary clinical markets for ultrasound systems, at approximately 4%, is the vascular ultrasound application, primarily practiced in the United States and Western Europe. Most vascular ultrasound examinations are performed in hospitals.

  Vascular ultrasound studies utilize real-time imaging, Doppler and color Doppler information to identify plaque deposits and their characteristics, clots, and valve competence in blood vessels. Most vascular examinations are performed on the body's extremities, cerebrovascular and deep abdominal regions.

  ATL's vascular product offerings include the HDI 3000 and the Ultramark 9 HDI systems. The Entos CL10-5 intraoperative scanhead was specially designed for vascular surgery, and addresses the increasing use of ultrasound in the surgical suite to immediately assess the results of surgical procedures.

  Emerging applications. Other specialized applications for ultrasound products, such as breast disease, musculoskeletal, and surgery, account for approximately 8% of the worldwide ultrasound market. ATL provides the HDI 3000 system with the L10-5 and Entos CL10-5 scanheads for breast clinics, the HDI 3000 system or the Ultramark 9 HDI system with the Entos CL10-5 scanhead for orthopedic and sports medicine clinics, and the HDI 3000 system with the CT8-4 and LI9-5 intraoperative scanheads or the Ultramark 9 HDI system with the Entos CL10-5 scanhead for surgical suites.

  PRICE RANGES. The world ultrasound market can be divided into five segments based on broad price ranges. Each market segment is characterized by the level of system performance and the number of scanheads and system features.

  Premium Performance. The premium market segment is characterized by ultrasound systems that typically sell for over $150,000 per unit. These systems provide the physician with superior definition of subtle tissue characteristics and incorporate high resolution gray scale imaging, advanced color velocity, power, and spectral Doppler capability, image acquisition storage, display and review capability, advanced automation capabilities, and other features providing additional clinical utility. Typically, systems sold in the premium market are equipped with a wide variety of specialty scanheads. Fully featured HDI 3000 and the HDI 3000cv systems are ATL's premium performance products.

  High Performance. The high performance market is characterized by systems with high resolution gray scale imaging and advanced color velocity, power and spectral Doppler capabilities. Systems in this market segment sell between $135,000 to $150,000 per unit and generally include advanced measurement and analysis software, image review capabilities, and a variety of scanhead offerings. ATL sells minimally configured HDI 3000 systems in this market price.

  Upper Mid-Range. The upper mid-range market is characterized by systems with good gray scale imaging and the full range of Doppler features, as well as all of the standards measurement and analysis capabilities, image review functions, and available scanheads. Systems in this market segment sell between $100,000 to $135,000 per unit. New and refurbished Ultramark 9 HDI systems are sold in this market segment.

  Mid-Range. The mid-range market segment is characterized by ultrasound systems that sell between $50,000 and $100,000 per unit. These units are basic gray scale imaging, color and spectral Doppler systems used for routine examinations and reporting and utilize a minimum number of scanheads. Many of these systems are sold to small hospitals and clinics and are used in radiology, cardiology and OB/GYN applications. Refurbished premium and high performance systems with fewer purchased optional features are also sold in this price range. ATL's products in this market segment include the Apogee 800 Plus system, the Apogee CX 200 and CX systems, and Ultramark 9 HDI systems.

  Low-End. The low-end market segment is characterized by basic black and white imaging systems that sell below $50,000 per unit. These systems provide limited diagnostic information and are used primarily for monitoring fetal development and in other radiology and OB/GYN applications. Most of these systems are sold to private office practitioners and small hospitals. Due to the growing acceptance and affordability of color Doppler systems, units with only greyscale capability represent the slowest growing portion of the market. With the discontinuation of production of new Ultramark 4 systems, ATL does not presently compete in this market segment.

  GEOGRAPHIC AREAS. The ultrasound market is divided into four major geographic markets.

  United States. The United States, at 31% of the market, is the largest single country market for ultrasound. This market traditionally has been characterized by its emphasis on high performance systems driven by competition for patient referrals. These factors encourage the rapid adoption of new technology. In 1993 and 1994, with the emphasis in the United States turning to more efficient health care delivery and managed care and the consolidation of health care organizations, the U.S. market has become increasingly value conscious.

  Europe. The European market, at 35% of the market, is the largest regional market for ultrasound systems. European health care systems are more centralized than the United States market and are often subject to more rigid governmental regulation. In 1995 the European markets began to emerge from one of the more pronounced recessionary cycles for health care in many years. This recessionary effect has been moderated somewhat by the more regulated character of health care in Europe, providing more stability to the European markets. Value consciousness and state regulated health care has been characteristic of European markets for a number of years, unlike the United States where these effects are of relatively recent origin.

  Japan. This market accounts for approximately 16% of worldwide ultrasound sales. Its complex distribution system is highly competitive and Japanese manufacturers account for almost all sales. In 1995 ATL entered into an agreement with Hitachi Medical Corporation (HMC) as ATL's distributor in the Japanese market. HMC is currently pursuing regulatory approvals for distribution of the HDI 3000 system in Japan. Sales of these products are expected to commence in 1996 after these approvals have been received.

  Asia Pacific, Latin America and Canada. The remaining geographic areas of the world account for approximately 18% of the market. The Australian and Canadian markets are similar in structure to those of the European countries. Parts of Asia and Latin America represent some of the fastest growing areas for high performance and mid-range ultrasound products. The remainder of this group are mostly developing countries with limited resources to devote to health care. Many ultrasound systems sold in these regions are mid-range systems, refurbished systems or new low-priced Japanese systems. The Asia Pacific and Latin America markets are among the fastest growing markets.

RESEARCH AND DEVELOPMENT

  The high technology ultrasound business is characterized by rapidly evolving technology, resulting in relatively short product life cycles and continuing competitive pressure to develop and market new products and new features for existing products. Although the Company intends to continue extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others, or that the Company's existing technology will not be superseded by new discoveries by competitors.

  In October, 1995 ATL announced that it had entered into an R&D joint venture with HMC. This collaboration will concentrate on the development of new ultrasound technologies which can be utilized by both companies in their respective products and markets. HMC is providing financial support for this venture as agreed upon development milestones are achieved.

  In February, 1996 the University of Washington and ATL announced that they and partners VLSI Technology, Inc. and Harris Semiconductor had been awarded funding under the Technology Reinvestment Project by the Advanced Research Project Agency of the U.S. Department of Defense to develop an ultrasound diagnostic instrument small enough to hold in one's hand for use in battlefield and trauma situations. This program is expected to start during the first half of 1996 and continue for several years, during which time government funding will be provided as program milestones are achieved. The partners in the program will retain the rights to commercial applications of the program's developments.

MANUFACTURING

  The Company manufactures its ultrasound system products at its facility in Bothell, Washington. The image management systems of Nova MicroSonics are manufactured in Nova's New Jersey facilities. The Echo Ultrasound division of ATL is located in Reedsville, Pennsylvania. Scanheads for ATL products are manufactured in both Reedsville and Bothell.

  The Company purchases certain unique scanheads from original equipment manufacturers. The Company also purchases the hard-copy output devices sold with its ultrasound systems, such as VCRs and cameras, and other materials and component parts. The OEM scanheads and many of the materials and components used by ATL in the manufacture of ultrasound equipment are available from more than one source of supply. Certain components, however, are single sourced, such as crystals and integrated circuits which are critical to the quality and manufacture of ultrasound equipment. Vendors can also experience difficulty in meeting quality standards the Company requires of its vendors. While any of these single-source items could be replaced over time, abrupt disruption in the supply of a single-source part could have a material adverse effect on ATL's manufacture of the products relying on such items. In addition, these items generally have long order lead times, restricting the Company's ability to respond quickly to changing market conditions.

  Manufacturing efforts can also be impeded by third party assertions of patent infringement by the Company's products, such as the litigation claim discussed below. There can be no assurance the Company will not be subject to claims of patent infringement by other parties or that such claims will not require the Company to pay substantial damages or delete certain features from its products or both. See ITEM 3, Legal Proceedings, below.

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

  The Company markets its products internationally through its direct sales and service operations in Argentina, Australia, Austria, Belgium, Canada, France, Germany, Italy, the Netherlands, the United Kingdom and Singapore. In addition, the Company markets its products in India through a joint venture with Indchem Electronics. Other principal markets are covered through a distributor network. European, Middle Eastern and African dealers are managed through ATL's offices in Germany. Distributors serving the Pacific Rim countries, Latin America and South America are managed from Bothell, Washington. Customers outside of the United States accounted for 47% of revenues in 1995.

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

  The Company's customer service organizations are an integral part of its sales effort because a customer's decision to purchase a particular product is based in part on the availability and reputation of the service for that product. In addition, the customer support group sells and installs upgrades for existing customers and provides training for biomedical technicians so customers can service their own systems. The customer support group also provides customer education programs on clinical applications and the use of the Company's products.

COMPETITION

  The ultrasound market is highly competitive. The Company competes worldwide in the major clinical applications of the ultrasound market, in the mid and upper price ranges and in each major geographic market. Four companies--ATL, Toshiba Corporation's Medical Systems Group, Hewlett-Packard Company's Medical Products Group and Acuson Corporation--account for approximately 60% of the worldwide ultrasound market. The Company believes that these four companies have approximately equal market shares. Each of the Company's primary competitors initially participated in only one or two of the clinical ultrasound markets (such as radiology or cardiology), but all are increasingly seeking to sell their ultrasound products in additional markets.

  In addition to the Company's traditional competitors listed above, several large, multi-modality companies of the medical imaging industry--the Medical Systems Group of General Electric Company and Siemens Medical Systems, Inc.-- have signaled their intention to become more competitive in the ultrasound market. In the past two years General Electric has introduced a digital product, and is contracting with the nation's largest hospital networks to assist with the acquisition and servicing of all of the networks' diagnostic equipment, including ultrasound. Siemens has located its ultrasound headquarters in Issaquah, Washington, approximately twelve miles from ATL's headquarters, and has recently introduced three new ultrasound products, including one digital product. Elbit, Inc., an Israeli supplier of a broad range of diagnostic imaging equipment, continues to promote the products of Diasonics, Inc., which is now a division of Elbit, and has announced plans to create a separate diagnostic imaging business. These companies and several of the Company's other competitors have far greater financial, marketing, servicing, technical and research and development resources than those of the Company.

  The Company believes that significant competitive factors in the diagnostic ultrasound market include the clinical performance of systems, depth of product line, reputation for technology leadership, upgradeability to advanced features, availability of Company-provided purchase financing, reliability, ease of use and price of products and service. See "Research and Development." The Company believes that it presently competes favorably with respect to each of these competitive factors, however, there can be no assurances that the Company will be able to fully respond to competitive inroads by companies with far greater resources than ATL.

  Ultrasound is only one of a number of diagnostic imaging technologies currently available, including conventional x-ray, angiography, CT, magnetic resonance imaging and P.E.T. A development in another diagnostic technology, and declining prices for these other products which bring them into the range of price competition with ultrasound, could adversely affect ATL and the ultrasound industry.

PATENTS, TRADEMARKS AND LICENSES

  The Company has obtained patents on certain of its products and has applied for patents which are presently pending. The Company has also sought trademark protection for the brand names of the products it currently markets. There can be no assurance that any additional patents will be issued or that trademark protection will be granted and maintained.

  Certain critical technology incorporated in the Company's products, including software algorithms, broad bandwidth scanhead technology and ASIC technology, is protected by copyright laws and confidentiality and licensing agreements. The Company's proprietary digital beamformer is protected by confidentiality agreements, copyright and trade secret law. There can be no assurances that these modes of intellectual property protection will continue to maintain the proprietary aspects of ATL's technology.

  Companies in high technology businesses routinely review the products of others for possible conflict with their own patent rights. The Company has from time to time received notices of claims from others alleging patent infringement. While the Company believes that it does not infringe any valid patent of any third party, there can be no assurance that the Company will not be subject to future claims of patent infringement or that any claim will not require the Company to pay substantial damages or delete certain features from its products or both. While such claims could temporarily interrupt the Company's ability to ship affected products, the Company believes that any such interruption can be overcome by technical changes to product features. See ITEM 3, Legal Proceedings, below.

GOVERNMENTAL REGULATION

  Product Regulation. The Company's products are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies, and to various domestic and foreign electrical safety and emission standards. The FDA has broad regulatory powers with respect to preclinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products. The Company's manufacturing facilities and the manufacture of its products are subject to FDA regulations respecting registration of manufacturing facilities and compliance with the FDA's Good Manufacturing Practices regulations. The Company is also subject to periodic on-site inspection for compliance with such regulations. The Company's ability to obtain timely FDA export and new product approvals is dependent upon the results of such inspections. In February, 1996 the FDA concluded an inspection of the Company's Bothell, Washington facilities. This inspection commenced as expected as a part of the approval process for ATL's PMA, but then expanded into a full biennial facility inspection. ATL believes that the FDA is satisfied with the results of the inspection, which will permit the PMA approval process and ATL's ultrasound business in general to proceed as the Company anticipates.

  The FDA requires that all medical devices introduced to the market be preceded either by a premarket notification clearance order under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), or an approved PMA application. A 510(k) premarket notification clearance order indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately six to nine months, while the premarket approval application process typically lasts more than a year. All of ATL's current products have required only 510(k) clearance. On December 11, 1995 an FDA Advisory Committee Panel voted unanimously to recommend approval, with certain modifications, of the PMA application of ATL which would allow a new clinical application of ultrasound that, in conjunction with mammography, would provide physicians with a high level of confidence in differentiating benign from malignant or suspicious breast lesions and thereby reduce the need for breast biopsy in certain circumstances. The FDA usually follows the recommendations of the Advisory Committee Panel but is not obligated to do so. On January 26, 1996, the FDA determined the PMA to be approvable pending the satisfaction by ATL of certain conditions and requirements. The Company is in the process of responding to the FDA. A final determination on approval of the PMA is expected in 1996. The clearance provided by the PMA would permit ATL to market its Ultramark 9 HDI product for a new clinical application for ultrasound in women's health.

  The Company believes that its products comply generally with applicable electrical safety standards, such as those of Underwriters Laboratories and non-U.S. safety standards authorities. Several countries have, in recent years, changed the electronic emission requirement which must be met by ultrasound equipment. There can be no assurances that the Company will be able to continue to respond to these continually changing regulatory requirements in a timely manner.

  The Company's regulatory compliance programs have been expanded to encompass verification of the Company's compliance with international standards for medical device design, manufacture, installation, and servicing known as ISO 9001 standards. All of the Company's manufacturing facilities have qualified for ISO 9001 registration. In addition, several of the Company's international sales and service subsidiaries received certification under the ISO 9002 standards for sales and service entities. ISO 9001 standards will become mandatory in Europe in 1999. The FDA is in the process of adopting the ISO 9001 standards as regulatory standards for the United States, and it is anticipated these standards will be phased in for U.S. manufacturers of medical devices over a period of time.

  ATL's HDI 3000 system has received the European Community (CE) mark in Europe. The CE mark means that the HDI 3000 satisfies the regulatory requirements of all of the countries of the European community, enabling the product to be freely marketed throughout Europe. The CE mark will be required to market products in Europe beginning in 1998.

  Federal, state and foreign regulations are constantly undergoing change. The national focus on possible health care legislation has caused U.S. ultrasound customers to become more cautious in making expenditures and investing in capital equipment. In addition, the U.S. health care system has undergone significant consolidations and restructuring in recent years. The Company cannot predict what effect, if any, such change may have on its business, or when the deleterious effect of these conditions on its business will change.

  Reimbursement. The Company's products are used by health care providers for diagnostic testing services and other services for which the providers may seek reimbursement from third-party payors, principally, in the United States, Medicare, Medicaid and private health insurance plans. Such reimbursement is subject to the regulations and policies of governmental agencies and other third-party payors. For example, the Medicare program, which reimburses hospitals and physicians for services provided to a significant percentage of hospital patients, places certain limitations on the methods and levels of reimbursement of hospitals for procedure costs and for capital expenditures made to purchase equipment, such as that sold by the Company. The Medicare program also limits the level of reimbursement to physicians for diagnostic tests. The state-administered Medicaid programs and private payors also place limitations on the reimbursement of both facilities and physicians for services provided in connection with diagnostic and clinical procedures. Reduced governmental expenditures in the United States and many other countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what changes may be forthcoming in these policies and procedures, nor the effect of such changes on its business.

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

  Employees. As of December 31, 1995, the Company had 2,514 employees worldwide. None of the Company's United States employees is covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  Information set forth in "Geographic Segment Information" of the Notes to the Consolidated Financial Statements contained in Note 19 on page 26 of the 1995 Annual Report to Shareholders is incorporated by reference herein.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is information concerning officers of the Company who are not Directors.

  Donald D. Blem. Mr. Blem has served as Senior Vice President, Operations since October 1993. He served as Vice President, Operations from February 1988 to October 1993.

  Castor F. Diaz. Mr. Diaz has served as Senior Vice President, Worldwide Sales and Marketing, since February 1995 and as Vice President, ATL Europe since October 1988. He also held various international sales and marketing positions with ATL from May 1987 to October 1988.

  Harvey N. Gillis. Mr. Gillis has served as Senior Vice President, Finance and Administration, and Chief Financial Officer since September 1992. He served as Senior Vice President, Finance and Administration and Chief Financial Officer for NeoPath, Inc. from 1991 to 1992. He served as Chief Operating Manager of Samuel Stroum Enterprises from 1985 to 1991.

  Jacques Souquet Ph.D. Dr. Souquet has served as Senior Vice President, Product Generation since October 1993. He served as Vice President, Product Generation from October 1992 to October 1993, as Vice President, Strategic Marketing and Product Planning from July 1990 to October 1992 and as Director of Strategic Marketing and Product Planning from March 1989 to June 1990.

ITEM 2. PROPERTIES

  The Company owns two buildings at 22100 Bothell Everett Highway, Bothell, Washington 98041, consisting of 365,000 square feet. These adjoining buildings include the Company's corporate headquarters and its major manufacturing facility, as well as the Company's research and development, sales, service, marketing and administrative functions. A number of these functions were moved to a building on the adjoining property which the Company purchased in December 1994 for $11.5 million, consisting of 80,000 square feet and approximately 18 acres of land. In 1995, the Company also completed consolidation of leased space in a nearby business park into these two facilities.

  The Company's Nova MicroSonics division occupies approximately 33,000 square feet in leased buildings in Allendale, New Jersey and Indianapolis, Indiana, and the Echo Ultrasound division occupies 63,000 square feet in a building owned by the Company in Reedsville, Pennsylvania. ATL continues to own a building of 70,000 square feet in Ambler, Pennsylvania, which is occupied by the Company's cardiology sales organization. The Company plans to lease approximately 45,000 square feet of unused space in the Ambler building.

  The Company's direct business operations in the United States and other countries lease office and warehouse space in their respective countries.

  There are no significant unutilized facilities for ongoing operations, other than discussed above, and the Company believes its existing facilities are sufficient to meet its near-term operating requirements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to various product liability claims and other proceedings which arise in the ordinary course of its businesses and believes that such proceedings, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of the Company. Insured claims arising from ATL's businesses are covered by the Company's insurance policies. The Company intends to maintain insurance coverage against business risks at levels that take into account the nature and magnitude of the respective businesses to be conducted by ATL. There can be no assurance that the Company's current insurance coverage will prove adequate or that the amount or type of coverage available to the Company will remain available on a cost-effective basis.

  In November 1992, a U.S. District Court in California granted a motion by SRI International, Inc. ("SRI") requesting partial summary judgment on a patent infringement claim relating to an electrical circuit alleged to be used in several of the Company's discontinued products. The patent expired in 1994. The decision in favor of SRI was upheld by an appellate court, and in October, 1995 a bench trial was held to determine SRI's damage award. At the trial, SRI contended for royalties for past sales and an enhancement of royalties for willful infringement and attorney fees. Interest will be imposed on the amount of damages, and the court may enhance damages by up to three times if willful infringement is found. There can be no assurance the Company will not be subject to claims of patent infringement by other parties or that such claims will not require the Company to pay substantial damages or delete certain features from its products or both. Information related to SRI is set forth in Notes to the Consolidated Financial Statements, Note 18 on page 26 of the 1995 Annual Report to Shareholders incorporated by reference herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Market and Market Price for Common Stock. The Company's Common Stock, $0.01 par value, trades on the Nasdaq Stock Market under the symbol ATLI and is an authorized security for quotation in Nasdaq National Market System ("Nasdaq National Market").

  The market prices of the Company's Common Stock during the two-year period ended December 31, 1995 are set forth below. The prices reflect the high and low trading prices during each quarter as reported by the Nasdaq National Market to ATL.

                            ATL COMMON STOCK                        HIGH   LOW
                            ----------------                       ------ ------
      Quarter ended December 31, 1995............................. 28 1/2 17 3/4
      Quarter ended September 29, 1995............................ 19 1/4 15 1/4
      Quarter ended June 30, 1995................................. 17 1/2 14 1/2
      Quarter ended March 31, 1995................................ 18 1/2 13
      Quarter ended December 31, 1994............................. 19 1/2 14 3/4
      Quarter ended September 30, 1994............................ 17 1/4 13
      Quarter ended July 1, 1994.................................. 15 3/4 12 1/2
      Quarter ended March 31, 1994................................ 17 1/4 15

  Shareholders. The approximate number of shareholders of record of the Company's Common Stock as recorded on the books of ATL's Registrar and Transfer Agent as of March 1, 1996 was 8,573.

  Dividends. The Company has not paid cash dividends on its capital stock and does not currently have any plans to pay such dividends in the foreseeable future. The Company's dividend policy is dependent upon its earnings, the overall financial condition of ATL, and other factors to be considered by the Board of Directors from time to time.

ITEM 6. SELECTED FINANCIAL DATA

  Reference is made to page 10 of the 1995 Annual Report to Shareholders, which is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to pages 11 through 15 of the 1995 Annual Report to Shareholders, which is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following Consolidated Financial Statements are incorporated herein by reference and made a part hereof from the 1995 Annual Report to Shareholders in response to the information required by this item:

                                                                         PAGE
                                                                         -----
      Independent Auditors' Report......................................    15
      Consolidated Financial Statements:
        Consolidated Balance Sheets at December 31, 1995 and 1994.......    16
        Consolidated Statements of Operations for each of the years in
         the three-year period ended December 31, 1995..................    17
        Consolidated Statements of Cash Flows for each of the years in
         the three-year period ended December 31, 1995..................    18
        Consolidated Statements of Shareholders' Equity for each of the
         years in the three-year period ended December 31, 1995.........    19
        Notes to Consolidated Financial Statements...................... 20-27

  See Part IV, Item 14, for the Financial Statement Schedules filed with Form 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Part III (Items 10) is partially set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1995. Such information is incorporated herein by reference and made a part hereof.

  The information set forth in ITEM 1 "Executive Officers of the Registrant", found on page 13 of this Form 10-K is incorporated herein by reference in response to the information required by this item.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Part III (Item 11) is set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1995. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Part III (Item 12) is set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1995. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Part III (Items 13) is set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1995. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

  1. FINANCIAL STATEMENTS.

  As noted in Part II, Item 8, the following financial statements have been incorporated by reference from the Company's 1995 Annual Report to
Shareholders:

    Independent Auditors' Report

    Consolidated Financial Statements:

      Consolidated Balance Sheets at December 31, 1995 and 1994
      Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1995.
      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1995.

      Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1995.
      Notes to Consolidated Financial Statements.

  2. FINANCIAL STATEMENT SCHEDULES.

  An index to the financial statement schedules required to be filed by Part II, Item 8 of this Form 10-K is set forth immediately before the attached financial statement schedule on page 18 of this filing.

  3. MANAGEMENT CONTRACTS AND COMPENSATORY ARRANGEMENTS.

  Exhibits constituting management contracts and compensatory arrangements are indicated by footnote (M).

(B) REPORTS ON FORM 8-K:

  One report was filed on Form 8-K on January 11, 1996 related to the May 11, 1995 reincorporation merger which changed the Company's domicile from Delaware to Washington, and a December 11, 1995 Press Release related to an FDA Advisory Committee Panel's recommendation for approval of a PMA application submitted by ATL for a new clinical application of ultrasound.

(C) EXHIBITS:

  The required exhibits are included at the back of this Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
      Independent Auditors' Report........................................ (19)
      II Valuation and Qualifying Accounts for the Years ended December
       31, 1995, 1994 and 1993............................................ (26)


  All other schedules are omitted because they are not applicable, the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Advanced Technology Laboratories, Inc:

  Under date of February 13, 1996 we reported on the consolidated balance sheets of Advanced Technology Laboratories, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Seattle, Washington
February 13, 1996

                            CONSENT OF INDEPENDENT

                         CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Advanced Technology Laboratories, Inc.:

  We consent to incorporation by reference in the registration statements, 333-00163 on Form S-3 and 33-61807, 33-38218, 33-38217, 33-28830, 33-28092,
33-22434, 33-10618, 33-47967, 33-54757, 33-59914 and 33-66298 on Form S-8, of
Advanced Technology Laboratories, Inc., of our reports dated February 13, 1996, relating to the consolidated balance sheets of Advanced Technology Laboratories, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, and related financial statement schedule, which reports appear in the December 31, 1995 annual report on Form 10-K, or are incorporated by reference therein from the 1995 annual report to shareholders, of Advanced Technology Laboratories, Inc.

                                          KPMG Peat Marwick LLP

Seattle, Washington
March 28, 1996

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Dennis C. Fill            Chairman of the Board, Chief    March 28, 1996
____________________________________   Executive Officer,
           Dennis C. Fill              President and Director

      /s/ Harvey N. Gillis           Senior Vice President and       March 28, 1996
____________________________________   Chief Financial Officer
          Harvey N. Gillis

      /s/ Kirby L. Cramer            Director                        March 28, 1996
____________________________________
          Kirby L. Cramer

     /s/ Harvey Feigenbaum           Director                        March 28, 1996
____________________________________
      Harvey Feigenbaum, M.D.

      /s/ Eugene A. Larson           Director                        March 28, 1996
____________________________________
          Eugene A. Larson

    /s/ Phillip M. Nudelman          Director                        March 28, 1996
____________________________________
        Phillip M. Nudelman

       /s/ John R. Miller            Director                        March 28, 1996
____________________________________
           John R. Miller

        /s/ Harry Woolf              Director                        March 28, 1996
____________________________________
         Harry Woolf, Ph.D.

    /s/ Richard S. Totorica          Corporate Controller            March 28, 1996
____________________________________   (Principal Accounting
        Richard S. Totorica            Officer)


                               INDEX TO EXHIBITS

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
    (A) 3.1  Articles of Incorporation of Advanced Technology Laboratories,
             Inc.
    (A) 3.2  Certificate of Designation of Series A. Participating Cumulative
             Preferred Stock Setting Forth the Powers, Preferences, Rights,
             Qualifications, Limitations and Restrictions of Such Series of
             Preferred Stock of Advanced Technology Laboratories, Inc.
    (A) 3.3  Bylaws of Advanced Technology Laboratories, Inc.
    (B) 4.1  Amended and Restated Rights Agreement between advanced Technology
             Laboratories, Inc. and First Chicago Trust Company of New York
             dated as of June 26, 1992.
    (C) 4.2  Revolving Credit Loan Agreement by and among Advanced Technology
             Laboratories, Inc. (Washington), Advanced Technology Laboratories,
             Inc. (Delaware) and Seattle-First National Bank dated as of June
             26, 1992 and supplemental letter dated February 4, 1993.
    (C) 4.3  Uncommitted Line of Credit for $10 million by and among Advanced
             Technology Laboratories, Inc. (Washington), Advanced Technology
             Laboratories, Inc. (Delaware) and Seattle-First National Bank
             dated as of June 18, 1992.
   (C) 10.1  Distribution Agreement between Westmark International Incorporated and SpaceLabs Medical, Inc. dated as of May 18, 1992.
   (C) 10.2  Intercompany Agreement between Westmark International Incorporated and SpaceLabs Medical, Inc. dated as of May 18, 1992.
   (C) 10.3  Tax Allocation Agreement between Westmark International
             Incorporated and SpaceLabs Medical, Inc. dated as of May 18, 1992.
   (D) 10.4  Lease between Le Bien and Nova MicroSonics dated November 9, 1988
             (Indianapolis facility).
   (E) 10.5  Lease between Advent Realty Partnership II and Nova MicroSonics dated December 14, 1993 (Allendale, New Jersey facility).
   (F) 10.6  Lease between WRC Properties, Inc. and Advanced Technology
             Laboratories, Inc. dated January 10, 1992.
   (G) 10.7  Note dated November 30, 1989 in the principal amount of $2,000,000 issued by Montgomery County Industrial Development Corporation to
             The Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as
             Exhibit 10.27 on Form 10-K, filed on February 25, 1994).
   (G) 10.8  Loan Agreement dated November 30, 1989 between Montgomery County
             Industrial Development Corporation and The Pennsylvania Industrial
             Development Authority (incorporated by reference from Interspec,
             Inc. 1993 Annual Report, filed as Exhibit 10.26 on Form 10-K, filed on February 25, 1994).
   (G) 10.9  Mortgage dated November 30, 1989 between Montgomery County
             Industrial Development Corporation and The Pennsylvania Industrial
             Development Authority (incorporated by reference from Interspec,
             Inc. 1993 Annual Report, filed as Exhibit 10.28 on Form 10-K, filed on February 25, 1994).
  (G) 10.10  Memorandum of Installment Sale Agreement and Amendment dated
             November 30, 1989 between Montgomery County Industrial Development
             Corporation and The Pennsylvania Industrial Development Authority
             (incorporated by reference from Interspec, Inc. 1993 Annual
             Report, filed as Exhibit 10.13 on Form 10-K, filed on February 25,
             1994).
  (G) 10.11  Amendment to Installment Sale Agreement dated November 30, 1989 between Montgomery County Industrial Development Corporation and
             The Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as
             Exhibit 10.12 on Form 10-K, filed on February 25, 1994).

   EXHIBIT NO.                             DESCRIPTION
 ---------------                           -----------
       (G) 10.12 Assignment of Installment Sale Agreement and Amendment dated
                 November 30, 1989 by Montgomery County Industrial Development
                 Corporation to The Pennsylvania Industrial Development
                 Authority (incorporated by reference from Interspec, Inc. 1993
                 Annual Report, filed as Exhibit 10.14 on Form 10-K, filed on
                 February 25, 1994).
       (G) 10.13 Consent, Subordination and Assumption Agreement dated November
                 30, 1989 between Montgomery County Industrial Development
                 Corporation and The Pennsylvania Industrial Development
                 Authority (incorporated by reference from Interspec, Inc. 1993
                 Annual Report, filed as Exhibit 10.25 on Form 10-K, filed on
                 February 25, 1994).
       (G) 10.14 Promissory Note dated May 29, 1990 in the principal amount of
                 $1,500,000 from Mifflin County Industrial Development to The
                 Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as
                 Exhibit 10.19 on Form 10-K, filed on February 25, 1994).
       (G) 10.15 Loan Agreement dated May 29, 1990 between Mifflin County
                 Industrial Development and The Pennsylvania Industrial
                 Development Authority (incorporated by reference from
                 Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.33 on
                 Form 10-K, filed on February 25, 1994).
       (G) 10.16 Mortgage dated May 29, 1990 between Mifflin County Industrial
                 Development and The Pennsylvania Industrial Development
                 Authority (incorporated by reference from Interspec, Inc. 1993
                 Annual Report, filed as Exhibit 10.20 on Form 10-K, filed on
                 February 25, 1994).
       (G) 10.17 Installment Sale Agreement dated October 14, 1988 between
                 Mifflin County Industrial Development and Interspec, Inc.;
                 Amendment of to Installment Sale Agreement dated December 9,
                 1988; and Second Amendment to Installment Sale Agreement dated
                 May 29, 1990 (incorporated by reference from Interspec, Inc.
                 1993 Annual Report, filed as Exhibit 10.22 on Form 10-K, filed on February 25, 1994).
       (G) 10.18 Assignment of Installment Sale Agreement dated May 29, 1990 by
                 Mifflin County Industrial Development to The Pennsylvania
                 Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit
                 10.23 on Form 10-K, filed on February 25, 1994).
       (G) 10.19 Consent, Subordination and Assumption Agreement dated May 29,
                 1990 by Mifflin County Industrial Development to The
                 Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as
                 Exhibit 10.32 on Form 10-K, filed on February 25, 1994).
       (E) 10.20 Purchase and Sale Agreement by and between ELDEC Corporation,
                 N.C. ELDEC Inc. and ATL for the sale of ELDEC Building and surrounding property.
       (E) 10.21 Certificate and Indemnity Agreement by ATL for the benefit of
                 Seattle First National Bank for $11,500,000 loan for ELDEC
                 Building and surrounding property.
       (E) 10.22 Deed of Trust, Security Agreement as of December 28, 1994, by
                 ATL to Ranier Trust Company for the Benefit of Seattle-First
                 National Bank, for ELDEC Building and surrounding property.
       (E) 10.23 Promissory Note for $11,500,000 dated December 28, 1994 from
                 ATL to Seattle-First National Bank, for ELDEC Building and
                 surrounding property.
 (H)(M)(O) 10.24 1986 Amended and Restated Option, Restricted Stock, Stock
                 Appreciation Right and Performance Unit Plan.
 (E)(M)(O) 10.25 Amended and Restated July 1, 1994 Advanced Technology
                 Laboratories, Inc. Incentive Savings and Stock Ownership Plan.
       (M) 10.26 First Amendment to the ATL Incentive Savings and Stock
                 Ownership Plan dated March 15, 1996.

   EXHIBIT NO.                             DESCRIPTION
 ---------------                           -----------
    (E)(M) 10.27 Advanced Technology Laboratories, Inc. Supplemental Benefit
                 Plan, Amended and Restated January 1, 1994.
       (M) 10.28 First Amendment to ATL Supplemental Benefit Plan dated March
                 15, 1996.
        (E)10.29 Trust Agreement for Incentive Savings and Stock Ownership Plan
                 by and between Advanced Technology Laboratories, Inc. and
                 First Interstate Bank of Washington, N.A. effective June 26,
                 1992.
       (M) 10.30 Amended and Restated Retirement Plan, effective May 17, 1994.
       (M) 10.31 First Amendment to ATL Retirement Plan dated December 29,
                 1995.
       (E) 10.32 Amended and Restated Retirement Plan Trust Agreement by and
                 between Advanced Technology Laboratories, Inc. and First
                 Interstate Bank of Washington, N.A. effective December 29,
                 1993.
 (I)(M)(O) 10.33 Management Incentive Compensation Plan.
    (J)(M) 10.34 Amendment to Management Incentive Compensation Plan, effective
                 May 5, 1993.
       (C) 10.35 Employee Benefit Allocation Agreement between Westmark
                 International Incorporated and SpaceLabs Medical, Inc. dated as of May 18, 1992.
 (K)(M)(O) 10.36 Amended 1992 Option, Stock Appreciation Right, Restricted
                 Stock, Stock Grant and Performance Unit Plan. Adopted by
                 Shareholders on May 5, 1993.
       (C) 10.37 Forms of Option Grant, Restricted Stock Award Agreement and
                 Restricted Stock Award Letter under the 1992 Option, Stock
                 Appreciation Right, Restricted Stock, Stock Grant and
                 Performance Unit Plan.
    (J)(M) 10.38 Long Term Incentive Plan, effective January 1, 1993.
       (G) 10.39 Interspec Supplemental Executive Retirement Plan (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as
                 Exhibit 10.8 on Form 10-K, filed on February 25, 1994).
    (H)(M) 10.40 Change of Control Employment Agreement with Dennis C. Fill dated January 1, 1991.
    (C)(M) 10.41 First Amendment to Employment Agreement with Dennis C. Fill dated May 18, 1992.
       (M) 10.42 Second Amendment to Employment Agreement with Dennis C. Fill dated July 4, 1994.
    (C)(M) 10.43 Change of Control Employment Agreement with David M. Perozek dated May 18, 1992.
    (C)(M) 10.44 Change of Control Employment Agreement with Harvey N. Gillis dated September 23, 1992.
    (L)(O) 10.45 Amended and Restated Nonofficer Employee Option, Restricted
                 Stock and Stock Grant Plan.
    (K)(O) 10.46 1992 Nonofficer Employee Stock Option Plan.
       (N) 10.47 Amended and Restated Agreement and Plan of Merger as of
                 February 10, 1994 between ATL and Interspec, Inc. and Press
                 Releases dated February 10, and February 24, 1994.
              13 1995 Annual Report to Shareholders (Such report, except to the extent incorporated herein by reference, is being provided for the information of the Securities and Exchange Commission, only, and is not deemed to be filed as a part of this Annual
                 Report on Form 10-K).
              21 Subsidiaries of ATL as of December 31, 1995.
              23 Consent of KPMG Peat Marwick LLP. Reference is made to the
                 Consent on page 20 of this filing in response to this item.
          (P) 28 Proxy Statement to Stockholders for ATL's 1996 Annual General
                 Meeting of Shareholders.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
     (A)     Previously filed with, and incorporated herein by reference to,
             ATL's Current Report on Form 8-K, File No. 0-15160, filed on
             January 11, 1996.
     (B)     Previously filed with, and incorporated herein by reference to,
             Westmark International Incorporated's Amendment to Application
             Form 8, filed on June 25, 1992.
     (C)     Previously filed with, and incorporated herein by reference to,
             ATL's Annual Report on Form 10-K, File No. 0-15160, filed on March
             25, 1993.
     (D)     Previously filed with, and incorporated herein by reference to,
             Westmark's Annual Report on Form 10-K, File No. 0-15160, filed on
             March 21, 1989.
     (E)     Previously filed with, and incorporated herein by reference to
             ATL's Annual Report on Form 10-K, File No. 0-15160, filed on March
             30, 1995.
     (F)     Previously filed with, and incorporated herein by reference to,
             Westmark's Annual Report on Form 10-K, File No. 0-15160, filed on
             March 26, 1992.
     (G)     Previously filed and incorporated herein by reference from
             Interspec, Inc.'s Annual Report on Form 10-K/A, File No. 0-15883,
             filed on February 25, 1994.
     (H)     Previously filed with, and incorporated herein by reference to,
             Westmark's Annual Report on Form 10-K, File No. 0-15160, filed on
             March 22, 1991.
     (I)     Previously filed with, and incorporated herein by reference to,
             Westmark's Registration Statement on Form 10, File No. 0-15160.
     (J)     Previously filed with, and incorporated herein by reference to,
             ATL's Annual Report on Form 10-K, File No. 0-15160, filed on March
             4, 1994.
     (K)     Previously filed with, and incorporated herein by reference to,
             ATL's Registration Statement on Form S-8, Registration Nos. 33-
             66298, 33-54757 and 33-61807, filed July 22, 1993, July 24, 1994 and August 14, 1995, respectively.
     (L)     Previously filed with, and incorporated herein by reference to,
             Westmark International Incorporated's Registration Statement on
             Form S-8, Registration No. 33-38218, filed on December 14, 1990.
     (M)     Management Contracts and Compensatory Arrangements.
     (N)     Previously filed with, and incorporated herein by reference to,
             ATL's Current Report on Form 8-K, File No. 0-15160, filed on
             February 17, 1994 and March 4, 1994.
     (O)     Previously filed and incorporated herein by reference to ATL's
             Post Effective Amendment
             No. 1 on Form S-8, filed on August 14, 1995.
     (P)     To be filed within 120 days of the 1994 fiscal year end pursuant to General Instruction G to Form 10-K.

                                  SCHEDULE II

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

             VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

                                              ADDITIONS
                                          -----------------
                                          CHARGED                       BALANCE
                               BALANCE AT TO COSTS CHARGED              AT END
                               BEGINNING    AND    TO OTHER               OF
         DESCRIPTION           OF PERIOD  EXPENSES ACCOUNTS DEDUCTIONS  PERIOD
         -----------           ---------- -------- -------- ----------  -------
                                               (IN THOUSANDS)
Year ended December 31, 1995:
  Valuation accounts deducted
   from assets:
    Allowance for doubtful
     receivables and sales
     returns.................   $10,428    $1,521    $--      $1,809(1) $10,140
                                =======    ======    ====     ======    =======
Year ended December 31, 1994:
  Valuation accounts deducted
   from assets:
    Allowance for doubtful
     receivables and sales
     returns.................   $ 7,460    $5,015    $--      $2,047(1) $10,428
                                =======    ======    ====     ======    =======
Year ended December 31, 1993:
  Valuation accounts deducted
   from assets:
    Allowance for doubtful
     receivables and sales
     returns.................   $ 6,301    $1,801    $--      $  642(1) $ 7,460
                                =======    ======    ====     ======    =======

--------

NOTE:
(1) Accounts charged off, net of recoveries.