Form 10-Q
period 1996-03-29
ADVANCED TECHNOLOGY LABORATORIES INC
filed 1996-05-13
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549



                          FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR
                             15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 29, 1996


          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                             15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ___  to  ___


               Commission File Number 0-15160

           ADVANCED TECHNOLOGY LABORATORIES, INC.
   (Exact name of registrant as specified in its charter)


         Washington                    91-1353386
  (State of incorporation)           (IRS Employer
                                   Identification No.)

   22100 Bothell-Everett
          Highway
    Post Office Box 3003               98041-3003
    Bothell, Washington                (Zip Code)
   (Address of principal
     executive offices)

                      (206) 487-7000
                    (Telephone number)


Common stock, $0.01 par value; 14,017,877 shares outstanding as of April 26, 1996


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  [ X]   NO

           ADVANCED TECHNOLOGY LABORATORIES, INC.
                      TABLE OF CONTENTS




PART I    Financial Information                                 Page No.
- ------    ---------------------                                 --------

Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets -
            March 29, 1996 (Unaudited) and December 31, 1995       3

          Condensed Consolidated Statements of Operations
            (Unaudited) - Three Months Ended March 29, 1996
             and March 31, 1995                                    4

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - Three Months ended March 29, 1996 and
             March 31, 1995                                        5

          Notes to Condensed Consolidated Financial Statements     6


Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
            Condition and Results of Operation                     8
            ----------------------------------


PART II   Other Information
- -------   -----------------

Item 1.   Legal Proceedings                                        12
          -----------------

Item 2.   Changes in Securities                                    12
          ---------------------

Item 3.   Defaults Upon Senior Securities                          12
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders      12
          ---------------------------------------------------

Item 5.   Other Information                                        12
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                         12
          --------------------------------

PART I    Financial Information
- ------    ---------------------

ITEM 1.   Financial Statements
          --------------------

            ADVANCED TECHNOLOGY LABORATORIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------------
(In thousands)                             3/29/96      12/31/95
- -----------------------------------------------------------------
                                         (Unaudited)

                           ASSETS

CURRENT ASSETS
  Cash and short-term investments         $  52,223    $  35,654
  Receivables, net                          109,985      129,226
  Inventories                                91,390       94,877
  Prepaid expenses                            2,705        3,007
  Deferred income taxes, net                  9,070        9,048
                                           ----------------------
     Total current assets                   265,373      271,812

PROPERTY, PLANT AND EQUIPMENT, NET           70,514       71,130
OTHER ASSETS, NET                            10,348       10,506
                                           ----------------------
                                           $346,235     $353,448
                                           ======================

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                    $  3,397     $  2,911
  Current portion of long-term debt             560          555
  Accounts payable and accrued expenses      66,462       79,903
  Deferred revenue                           21,514       21,038
  Taxes on income                             5,016        5,824
                                           ----------------------
     Total current liabilities               96,949      110,231


LONG-TERM DEBT                               13,408       14,837
OTHER LONG-TERM LIABILITIES                  19,068       17,457
SHAREHOLDERS' EQUITY                        216,810      210,923
                                           ----------------------

                                           $346,235     $353,448
                                           ======================

- -----------------------------------------------------------------
Common shares outstanding                    13,884       13,610
- ----------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


           ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


                                              Three months ended
- ----------------------------------------------------------------
(In thousands, except per share data)         3/29/96    3/31/95
- -----------------------------------------------------------------
REVENUES
  Product sales                               $73,477    $74,200
  Service                                      21,322     20,162
                                              -------------------
                                               94,799     94,362
                                              -------------------
COST OF SALES
  Cost of product sales                        37,098     38,426
  Cost of service                              12,604     12,525
                                              -------------------
                                               49,702     50,951
                                              -------------------

GROSS PROFIT                                   45,097     43,411

OPERATING EXPENSES, NET
  Selling, general and administrative          29,482     28,607
  Research and development                     11,770     12,612
  Restructuring expenses                           --      2,500
  Other expense (income), net                     354       (557)
                                              -------------------
                                               41,606     43,162
                                              -------------------

INCOME FROM OPERATIONS                          3,491        249

Interest income                                   668        363
Interest expense                                 (447)      (538)
                                              -------------------

INCOME BEFORE INCOME TAXES                      3,712         74

Income tax expense                                742        348
                                              -------------------
NET INCOME (LOSS)                              $2,970      $(274)
                                              ===================

Net income (loss) per share                     $0.20     $(0.02)

Weighted average common shares
  and equivalents outstanding                  14,615     13,340

- -----------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)




                                                      Three months ended
- -------------------------------------------------------------------------
(In thousands)                                         3/29/96   3/31/95
- -------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income (loss)                                    $ 2,970   $ (274)
  Adjustments to reconcile net income (loss) to
     cash provided (used) by operating activities:
     Depreciation and amortization                       3,638    4,126
     Changes in:
        Receivables, net                                18,521      673
        Inventories                                      3,024     (761)
        Accounts payable and accrued expenses          (13,127)  (9,067)
        Deferred revenue                                 1,268    3,766
        Taxes on income                                   (822)     491
        Other                                              192     (716)
                                                       ------------------
          Cash provided (used) by operations            15,664   (1,762)


INVESTING ACTIVITIES
      Investment in property, plant and equipment       (2,586)  (3,063)
      Proceeds from maturing short-term investments      4,988       --
                                                       ------------------
         Cash provided (used) by investing activities    2,402   (3,063)


FINANCING ACTIVITIES
      Increase (decrease) in short-term borrowings         486     (399)
      Repayment of long-term debt                         (211)     (78)
      Exercise of stock options                          2,377      360
                                                        -----------------
         Cash provided (used) by financing activities    2,652     (117)

      Effect of exchange rate changes                      839      (47)
                                                        -----------------

      Increase (decrease) in cash and cash equivalents  21,557   (4,989)
      Cash and cash equivalents, beginning of period    30,666   22,901
                                                        -----------------
      Cash and cash equivalents, end of period         $52,223  $17,912
                                                       ==================
- --------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)



1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contain the accounts of Advanced Technology Laboratories, Inc. (ATL), which includes its subsidiaries and is referred to as the "Company." ATL develops, manufactures, markets and services diagnostic medical ultrasound systems worldwide. The Company sells its products to hospitals, clinics and physicians for use in radiology, cardiology, obstetrics and gynecology, vascular, musculoskeletal and intraoperative applications.

The accompanying condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company's 1995 Form 10-K.

The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. RESTRUCTURING EXPENSES

During 1995, the Company implemented a new corporate structure which consolidated the Company's operations located in Ambler, Pennsylvania with the Company's headquarters operations in Bothell, Washington. The consolidation has been implemented as planned and resulted in the relocation of Ambler manufacturing, administrative and research and development (R&D) functions to Bothell and a net reduction of approximately 100 full-time positions. The Company incurred restructuring expenses for severance, outplacement and employee retention incentives of $2,500 during the first quarter of 1995. At March 29, 1996, substantially all amounts accrued for restructuring expenses have been paid and no further expenses are expected.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)


3. CASH AND SHORT-TERM EXPENSES

The Company considers short-term investments with maturity dates of three months or less at the date of purchase to be cash equivalents for purposes of the statement of cash flows.

                                      3/29/95      12/31/95
                                    ----------    ----------
     Cash and cash equivalents        $52,223       $30,666
     Short-term investment                 --         4,988
                                    ----------    ----------
                                      $52,223       $35,654
                                    ==========    ==========

4. INVENTORIES
                                      3/29/96      12/31/95
                                    ----------    ----------
     Materials and work in progress   $33,136       $33,198
     Finished products                 17,904        22,007
     Demonstrator equipment            19,133        19,825
     Customer service                  21,217        19,847
                                    ----------    ----------
                                      $91,390       $94,877
                                    ==========    ==========
5. PER SHARE DATA

Per share data is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period as presented in the condensed consolidated Statements of Operations. Dilutive common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options. Primary and fully diluted earnings per share are equivalent for all periods presented.

6. LONG-TERM DEBT

On February 1, 1996, the remaining 11% subordinated convertible debentures totaling $1,213 were converted by the Company into 71,577 shares of the Company's common stock in accordance with the conversion ratio stated in the debenture agreements.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

                    RESULTS OF OPERATIONS
                    ---------------------

                                              Three months ended
- ------------------------------------------------------------------------
(In millions, except per share data)    3/29/96    3/31/95    % Change
- ------------------------------------------------------------------------

Revenues                                $94.8      $94.4        0.5%

Gross profit                            $45.1      $43.4        4%
   % of Revenues                         47.6%      46.0%

Operating expenses; excluding
 restructuring expenses and benefit
 for state tax audit                    $41.6      $42.0       (1%)
Restructuring expenses                   --        $ 2.5
Benefit related to state tax audit       --        $(1.3)

Net income (loss)                        $3.0      $(0.3)


Net income (loss) per share             $0.20      $(0.02)

- -------------------------------------------------------------------------

The Company reported net income of $3.0 million or $0.20 per share in the first quarter of 1996, compared with a net loss of $0.3 million or $0.02 per share in the first quarter of 1995. The 1995 net loss included a $2.5 million non-recurring restructuring charge related to the consolidation of the Company's operations in Ambler, Pennsylvania with the Company's headquarters in Bothell, Washington and a $1.3 million non-recurring operating expense benefit for a Washington State Business and Occupation tax refund. Excluding non-recurring items, net income in the first quarter of 1995 was $926,000 or $0.07 per share.

The Company's total revenues increased 0.5% to $94.8 million in the first quarter of 1996 compared with $94.4 million in the first quarter of 1995. Compared with the same period in the prior year, product revenues were down slightly to $73.5 million and service revenues increased by $1.2 million to $21.3 million. Product sales reflect the continued success of the Company's fourth generation, all-digital HDI(R) 3000 system, partially offset by the transitioning of some of the Company's older products, most notably the Ultramark(R) 4, which has been phased out of production. Service revenues increased in the first quarter of 1996 due to growth in international markets and an increased installed base. International revenues were strong in first quarter of 1996 compared with the first quarter of 1995, while the Company's U.S. revenues continue to be effected by slow market conditions.

On April 12, 1996, the Company announced that the U.S. Food and Drug Administration (FDA) approved the Company's premarket approval (PMA) submission for use of High Definition(TM) Imaging (HDI) in diagnosing breast tumors. The newly approved breast ultrasound procedure, when used as an adjunct to mammography and physical examinations, may reduce the number of breast biopsies performed by 40%. The Company is the first medical imaging company to receive PMA approval for a clinical application and will file a PMA supplement to add this new application to the HDI 3000 system. The Company has

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
Results of Operations (Continued)
- ---------------------

begun marketing the HDI product for use under this application.

Gross profit increased $1.7 million to $45.1 million in the first quarter of 1996, compared with $43.4 million in the first quarter of 1995. Gross margin increased to 47.6% compared with 46.0% in the prior year. The increase in gross margin is due to the continuing shift in product mix to the higher margin HDI 3000 and Apogee(R) product lines. The improved gross margin also reflects the results of consolidation of the Company's manufacturing operations and progress with cost reduction programs. The favorable change in gross margin is partially offset by the lower unit volumes due to the phase-out of the Company's older product lines, including the Ultramark 4 and the Ultramark 9DP systems.

Operating expenses, excluding the non-recurring items in 1995 discussed below, decreased 1% in the first quarter of 1996 to $41.6 million from $42.0 million and decreased as a percentage of revenues to 43.9% from 44.5%. Including non-recurring items, operating expenses in the first quarter of 1995 were $43.2 million. Research and development expenses decreased to $11.8 million, or 12.4% of total revenues, from $12.6 million, or 13.4% of total revenues. The decrease in R&D expenses is partially a result of the consolidation of Ambler operations in 1995. During first quarter of 1996, R&D expenses incurred on an R&D joint venture project were offset by funding received from Hitachi Medical Corporation upon the achievement of a defined development milestone. The benefit of the consolidation of Ambler operations was offset by normal inflation and timing of certain programs causing selling, general and administrative expenses, excluding non-recurring items, to increase 2% to $29.5 million.

On February 27, 1996, the Company, together with the University of Washington, announced plans to develop a handheld ultrasound device to be used on battlefields and in other emergency situations. The U.S. Department of Defense selected the project for matched funding, contributing approximately half of the estimated costs with the remaining funding coming from the project consortium which includes the Company, the University of Washington, Harris Semiconductor and VLSI Technology.

During 1995, the Company implemented a new corporate structure which consolidated the Company's operations located in Ambler, Pennsylvania with the Company's headquarters operations in Bothell, Washington. The consolidation was implemented as planned and resulted in the relocation of Ambler manufacturing, administrative and R&D functions to Bothell and a net reduction of approximately 100 full-time positions. The Company incurred non-recurring restructuring expenses for severance, outplacement and employee retention incentives of $2.5 million during the first quarter of 1995. The Company incurred no corresponding expense in the first quarter of 1996.

Other expense (income), net, in the first quarter of 1995 includes a non-recurring credit of $1.0 million for a Washington State Business and Occupation (B&O) tax refund which resulted from a favorable tax audit.
B&O tax is imposed on gross receipts for products manufactured in the State of Washington and is included in other operating expenses.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations  (Continued)
- ---------------------

The Company earned net interest income during the quarter of $0.2 million, compared with net interest expense of $0.2 million in the first quarter of 1995. Net interest income increased primarily due to higher cash balances available for investment.

Income tax expense for the first quarter of 1996 was $0.7 million, representing a 20% effective tax rate for U.S. federal, state and foreign income taxes. For the first quarter of 1995, income tax expense of $0.3 million included primarily foreign and state income taxes.

                   CAPITAL RESOURCES AND LIQUIDITY
                   -------------------------------

     -------------------------------------------------------------------
      (In millions)                       3/29/96    12/31/95
     -------------------------------------------------------------------


      Cash and short-term investments      $52.2       $35.7

      Total Assets                        $346.2      $353.4

      Long-term Debt                       $13.4       $14.8

      Shareholders' Equity                $216.8      $210.9


     --------------------------------------------------------------------


Cash and short-term investments totaled $52.2 million at March 29, 1996
compared with $35.7 million at December 31, 1995.   The increase in cash and
short-term investments resulted from net income during the quarter, the Company's asset management programs and a receipt of $2.3 million from Hitachi Medical Corporation based on the achievement of a product development milestone under an R&D joint venture project. As shown in the Statements of Cash Flows, during the first quarter of 1996, the Company generated cash from operating activities of $15.7 million. At March 29, 1996, accounts receivables decreased $18.5 million and accounts payable and accrued expenses decreased $13.1 million from those amounts as of December 31, 1995. These decreases reflect the seasonally high activity levels in the fourth quarter of 1995.

On February 1, 1996, the Company converted the remaining $1.2 million of its 11% subordinated convertible debentures into 71,577 shares of the Company's common shares.

In addition to its cash balances, the Company has available domestic unsecured credit facilities of $25 million, including a committed line of credit of $15 million. Barring any unforeseen circumstances or events, management expects existing cash and available credit lines and funds from operations to be sufficient to meet the Company's operating requirements for 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations  (Continued)
- ---------------------


                     FORWARD LOOKING INFORMATION

As an update to the forward looking information provided in the Company's 1995 Annual Report to the Shareholders, the Company provides the following information.

The Company expects revenues for the second quarter of 1996 to be in the same range as revenues reported for the first quarter of the year. The Company anticipates a continuation of improvement in its gross margin in the second quarter. Operating expenses are expected to rise in the second quarter over those of the first quarter of 1996 as scheduled growth in R&D programs takes place and the Company embarks on planned marketing programs.

The above statements are forward looking statements that involve a number of risks and uncertainties and should be read in conjunction with the 1995
Annual Report which is incorporated by reference on the Company's 1995 Form 10-K. There are certain important factors that could cause actual results to differ materially from those anticipated by the Company, which include the following factors. The U.S. ultrasound market remains sluggish and may cause revenue growth to fall short of expectations. Several of the Company's competitors have announced new ultrasound products in the past six months, including two competitors who announced new ultrasound products in April 1996. These factors could increase competition in the ultrasound market, which may adversely impact the Company's sales order volume or timing or selling prices or all of these factors. Unanticipated events, such as delays in the Company's product development and cost reduction programs, the unavailability of components critical to the Company's products due to natural disasters, changes in vendor relationships or otherwise, a stronger U.S. dollar, delays or disruptions resulting from delays in obtaining regulatory approvals or from other regulatory actions, or a patent litigation judgment in excess of the provision accrued by the Company could adversely impact the Company's financial results for the second quarter and the year. Changes in the Company's strategy resulting from competitive pressures, reallocation of research and development or other priorities and resources, or reallocation of resources for unanticipated opportunities also may affect operating results.


                                  11
PART II  OTHER INFORMATION
- ------   -----------------

Item 1.  LEGAL PROCEEDINGS - None
         -----------------

Item 2.  CHANGES IN SECURITIES - None
         ---------------------

Item 3.  DEFAULTS UPON SENIOR SECURITES - None
         ------------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS - None
         ----------------------------------------------------

Item 5.  OTHER INFORMATION - None
         -----------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits - Financial Data Schedule
         (b) Reports on Form 8-K - None



                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      ADVANCED TECHNOLOGY LABORATORIES, INC.
                                (Registrant)





DATE:  May 10, 1996       BY:    /s/ Harvey N. Gillis
                             -------------------------------
                                    Harvey N. Gillis
                                  Senior Vice President
                               Finance and Administration
                               and Chief Financial Officer


