Form 10-Q
period 1996-06-28
ADVANCED TECHNOLOGY LABORATORIES INC
filed 1996-08-09
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
- ------------------------------------------------------------------

                       FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 28, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____ to _____

- -------------------------------------------------------------------

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

                         (206) 487-7000
                       (Telephone number)


 Common stock, $0.01 par value; 14,184,202 shares outstanding as of July 26, 1996


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     [X]        NO

             ADVANCED TECHNOLOGY LABORATORIES, INC.
                       TABLE OF CONTENTS




PART I    Financial Information                                 Page No.
- ------    ---------------------                                 -------

Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets -
            June 28, 1996 (Unaudited) and December 31, 1995.......3

          Condensed Consolidated Statements of Operations
            (Unaudited) - Three Months and Six Months Ended
            June 28, 1996 and June 30,1995........................4

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - Six Months Ended June 28, 1996 and
            June 30, 1995.........................................5

          Notes to Condensed Consolidated Financial Statements....6

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
            Condition and Results of Operations...................9
            -----------------------------------


PART II   Other Information
- -------   -----------------

Item 1.   Legal Proceedings.......................................14
          -----------------

Item 2.   Changes in Securities...................................14
          ---------------------

Item 3.   Defaults Upon Senior Securities.........................14
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.....14
          ---------------------------------------------------

Item 5.   Other Information.......................................15
          -----------------

Item 6.   Exhibits and Reports on Form 8-K........................15
          --------------------------------

PART I  Financial Information
- ------  ---------------------

Item 1. Financial Statements
        --------------------

             ADVANCED TECHNOLOGY LABORATORIES, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------
(In thousands)                                6/28/96     12/31/95
- -----------------------------------------------------------------------
                                            (Unaudited)

                            ASSETS

CURRENT ASSETS
 Cash and short-term investments             $  56,573    $  35,654
 Receivables, net                              109,291      129,226
 Inventories                                    95,244       94,877
 Prepaid expenses                                3,021        3,007
 Deferred income taxes, net                     16,062        9,048
                                           --------------------------
       Total current assets                    280,191      271,812

PROPERTY, PLANT AND EQUIPMENT, NET              70,792       71,130
OTHER ASSETS, NET                               11,175       10,506
                                          ---------------------------
                                             $ 362,158    $ 353,448
                                          ===========================


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                       $   2,675    $   2,911
 Current portion of long-term debt                 577          555
 Accounts payable and accrued expenses          65,884       74,903
 Accrual for litigation claim                   34,632        5,000
 Deferred revenue                               18,687       21,038
 Taxes on income                                 4,705        5,824
                                             -------------------------
   Total current liabilities                   127,160      110,231


LONG-TERM DEBT                                  13,225       14,837
OTHER LONG-TERM LIABILITIES                     19,960       17,457
SHAREHOLDERS' EQUITY                           201,813      210,923
                                             -------------------------

                                             $ 362,158    $ 353,448
                                             =========================

- ----------------------------------------------------------------------
COMMON SHARES OUTSTANDING                       14,210       13,610
- ----------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                       Three months ended  Six months ended
- -----------------------------------------------------------------------------
(In thousands, except per share data)  6/28/96   6/30/95   6/28/96   6/30/95
- -----------------------------------------------------------------------------

REVENUES
Product sales                           $76,450  $70,870   $149,927  $145,070
Service                                  22,143   20,406     43,465    40,568
                                       --------------------------------------
                                         98,593   91,276    193,392   185,638
                                       --------------------------------------
COST OF SALES

Product sales                            38,072   36,030     75,170    74,456
Service                                  12,768   12,679     25,372    25,204
                                       --------------------------------------
                                         50,840   48,709    100,542    99,660
                                       --------------------------------------

GROSS PROFIT                             47,753   42,567     92,850    85,978

OPERATING EXPENSES, NET
 Selling, general and
  administrative                         30,904   29,249     60,386    57,856
 Research and development                12,484   12,247     24,254    24,859
 Provision for litigation claim          29,557       --     29,557        --
 Restructuring and relocation expenses       --      335         --     2,835
 Other (income) expense, net                303     (515)       657    (1,072)
                                       --------------------------------------
                                         73,248   41,316    114,854    84,478
                                       --------------------------------------

INCOME (LOSS) FROM OPERATIONS           (25,495)   1,251    (22,004)    1,500


Interest income                             864      408      1,532       771
Interest expense                           (579)    (506)    (1,026)   (1,044)
                                       --------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES       (25,210)    1,153   (21,498)    1,227


Income Tax Expense (Benefit)             (6,031)      317    (5,289)      665
                                       --------------------------------------

NET INCOME (LOSS)                     $ (19,179)    $ 836  $(16,209)   $  562
                                       ======================================

Net Income (loss) per share              $(1.37)    $0.06    $(1.17)    $0.04

Weighted average common shares and
 equivalents outstanding                 14,026    13,474     13,885   13,464

- ----------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                             Six months ended
- -----------------------------------------------------------------
(In thousands)                               6/28/96   6/30/95
- -----------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                      $ (16,209)  $    562

   Adjustments to reconcile net income
       (loss) to cash provided by
       operating activities:
       Depreciation and amortization          7,284      7,925
       Deferred income tax benefit           (7,014)       (54)
   Changes in:
       Receivables, net                      18,873      8,621
       Inventories                           (1,243)    (5,740)
       Accounts payable and accrued
        expenses                             (8,485)   (10,051)
       Accrual for litigation claim          29,632         --
       Deferred revenue                        (947)     1,766
       Taxes on income                       (1,130)     1,049
       Other                                    (36)      (230)
                                           -----------------------
             Cash provided by operating
              activities                     20,725      3,848

INVESTING ACTIVITIES
    Investment in property, plant
     and equipment                           (6,098)    (6,664)
    Proceeds from maturing short-term
     investments                              4,988         --
                                            ----------------------
              Cash used by investing
               activities                    (1,110)    (6,664)

FINANCING ACTIVITIES
      Decrease in short-term borrowings        (236)      (619)
      Repayment of long-term debt              (377)    (2,479)
      Exercise of stock options               6,950        567
                                            ----------------------
               Cash provided (used) by
                financing activities          6,337     (2,531)

Effect of exchange rate changes                 (45)      (449)
                                            ----------------------
     Increase (decrease) in cash and cash
     equivalents                             25,907     (5,796)

Cash and cash equivalents, beginning of
 period                                      30,666     22,901
                                            ----------------------
Cash and cash equivalents, end of period   $ 56,573   $ 17,105
                                            ======================
- ------------------------------------------------------------------------

 See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Advanced Technology Laboratories, Inc.
(ATL), which includes its subsidiaries and is referred to as the "Company." ATL develops, manufactures, markets and services diagnostic medical ultrasound systems worldwide. The Company sells its products to hospitals, clinics and physicians for use in radiology, cardiology, women's health care, vascular, musculoskeletal and intraoperative applications.

The accompanying condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Form 10-K.

The information furnished reflects, in the opinion of the management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. Cash and Short-Term Investments

The Company considers short-term investments with maturity dates of three months or less at the date of purchase to be cash equivalents for purposes of the statement of cash flows.


                                    6/28/96     12/31/95
                                   ---------   ----------
     Cash and cash equivalents      $56,573      $30,666
     Short-term investment               --        4,988
                                   ---------   ----------
                                    $56,573      $35,654
                                   =========   ==========

3. Inventories
                                    6/28/96      12/31/95
                                   ---------    ----------
     Materials and work in process  $31,010       $33,198
     Finished products               23,294        22,007
     Demonstrator equipment          20,162        19,825
     Customer service                20,778        19,847
                                   ---------    ----------
                                    $95,244       $94,877
                                   =========    ==========

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

5.  Accrual for Litigation Claim

The Company accrued a provision for a patent litigation claim of $29,557 in the second quarter of 1996 in addition to the $5,000 previously accrued in 1994. The claim was filed by SRI International (SRI) on July 15, 1991 in the U.S. District Court for the Northern District of California and concerns a patent on an electrical circuit allegedly used in three of ATL's discontinued products. The patent expired in 1994 and the circuit in dispute has never been used in any of ATL's current product lines. The court granted a motion by SRI requesting partial summary judgment on liability in November 1992 and the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment in December 1994. In May 1996, the U.S. District Court for the Northern District of California awarded damages to SRI of $27,948 plus interest and legal fees. The Company has posted a supersedeas bond and appealed the amount of damages awarded. The bond is secured by an $18,450 letter of credit which is secured by an equal amount of cash and short-term investments. The Company will continue to accrue interest on the full award during the appeal process. Details of the claim were reported in the Company's annual reports and Form 10-Q and 10-K filings dating from August 8, 1991.

6. Restructuring and Relocation Expenses

During 1995, the Company implemented a new corporate structure which consolidated the Company's operations located in Ambler, Pennsylvania with the Company's headquarters operations in Bothell, Washington. The consolidation has been implemented as planned and has resulted in the relocation of Ambler manufacturing, administrative and research and development (R&D) functions to Bothell and a net reduction of approximately 100 full-time positions. The Company incurred restructuring expenses for severance, outplacement and employee retention incentives of $2,500 in the first quarter of 1995 and relocation expenses of $335 in the second quarter of 1995.

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

8.  Reclassifications

Certain reclassifications of prior period balances have been made to conform to the 1996 presentation.

Item 2.     Management's  Discussion and  Analysis  of  Financial
            -----------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

                      RESULTS OF OPERATIONS
                      ----------------------

                           Three months ended          Six months ended
- -----------------------------------------------------------------------------
(In  millions except
 per share data)         6/28/96  6/30/95 % Change  6/28/96  6/30/95 % Change
- -----------------------------------------------------------------------------
Revenues                  $98.6    $91.3    8.0%     $193.4   $185.6   4.2%

Gross Profit              $47.8    $42.6   12.2%      $92.9    $86.0   8.0%

Operating Expenses;
 excluding non-
 recurring items          $43.7    $41.0    6.6%      $85.3    $83.0   2.8%

Provision for
 litigation claim         $29.6     --                $29.6     --
Restructuring and
 relocation expenses        --      $0.3               --       $2.8
Benefit related to
 state tax audit            --      --                 --      $(1.3)

Net Income (Loss)        $(19.2)    $0.8             $(16.2)    $0.6

Net Income (Loss) per
 Share                   $(1.37)    $0.06            $(1.17)    $0.04

- ----------------------------------------------------------------------------

Net Income, excluding
 non-recurring items       $3.5      $1.2             $6.4      $2.1

Net Income per Share,
 excluding non-
 recurring items           $0.23     $0.09            $0.43     $0.16

- -----------------------------------------------------------------------------


The Company reported a net loss of $19.2 million or $1.37 per share in the second quarter of 1996 compared with net income of $0.8 million or $0.06 per share in the second quarter of 1995. Excluding non-recurring items, net income would have been $3.5 million or $0.23 per share for the second quarter of 1996 and net income of $1.2 million or $0.09 per share for the second quarter of 1995. For the first six months, the Company reported a net loss of $16.2 million or $1.17 per share in 1996 compared with net income of $0.6 million or $0.04 per share in 1995. Excluding non-recurring items, net income for the first six months would have been $6.4 million or $0.43 per share for 1996 and $2.1 million or $0.16 per share for 1995.

REVENUES AND GROSS PROFIT
- -------------------------

The Company's worldwide revenues increased 8.0% to $98.6 million in the second quarter of 1996 compared with $91.3 million in the second quarter of 1995. Product sales increased by $5.6 million or 7.9% and service revenues increased $1.7 million or 8.5% over the same period in the prior year. The second quarter of 1995 included approximately $4.0 million of sales of the Ultramark(TM) 4 which was phased out of production at the end of 1995. Revenues from the sale of the Ultramark 4 for the same period in 1996 were nominal. The increase in product revenues

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------


primarily resulted from the continued worldwide success of the Company's HDI(R) 3000 product family. Service revenues increased in the second quarter of 1996 in both the United States and international markets as a result of the increased installed base. Total U.S. sales were comparable with the second quarter of 1995 reflecting continued constrained U.S. market conditions. International sales continued to increase for both product and service. The increase in international sales is a result of the success of the HDI 3000 product family and the first quarter of 1996 introduction of the Apogee(R) 800PLUS system. For the first six months of 1996, total revenues increased 4.2% to $193.4 million compared with $185.6 million in the prior year. Revenues from the sale of the Ultramark 4 were approximately $8.0 million for the first six months of 1995; for the same period in 1996, revenues from the sale of the Ultramark 4 were nominal. The increase in revenues for the first six months of 1996 over the prior year is primarily due to the shift in product mix to the Company's newer products.

Gross profit was $47.8 million in the second quarter of 1996, an increase of $5.2 million compared with the gross profit of $42.6 million in the same quarter of the prior year. Total gross margin for the second quarter of 1996 increased to 48.4% compared with 46.6% in the prior year. The increase in gross margin is due to the favorable shift in product mix to the Company's higher margin product lines, the consolidation of the Company's manufacturing operations, as well as progress on the Company's initiatives to reduce product and service costs. Lower unit volumes due to the phase out of the Company's older products partially offset the improvement to gross profit mentioned above. For the first six months of 1996, gross profit was $92.9 million compared to $86.0 million for the same period of 1995. Year-to-date gross margin increased to 48.0% from 46.3% in 1995, reflecting the impact of the same factors discussed above.

OPERATING EXPENSES, NET
- -----------------------

Operating expenses, excluding non-recurring items in both periods discussed below, increased to $43.7 million in the second quarter of 1996 from $41.0 million in the same period of 1995. Selling, general and administrative expenses were $30.9 million, an increase of 5.7% over the second quarter of 1995, primarily due to the timing of new programs, including marketing expenses related to the promotion of the High Definition(TM) Imaging (HDI) system for differentiation of solid breast tumors. This clinical application received premarket approval from the Food and Drug Administration in April 1996. Research and development expenses increased 1.9% to $12.5 million in the second quarter of 1996 compared with $12.2 million in the second quarter of 1995. For the first six months of 1996, operating expenses, excluding non-recurring items in both periods discussed below, increased to $85.3 million or 44.1% of total revenues compared with operating expenses of $83.0 million or 44.7% of total revenues in 1995.

Other (income) expense, net, for the first six months of 1995 includes a non-recurring credit of $1.0 million for a Washington State Business and Occupation (B&O) tax refund which resulted from a favorable tax audit. B&O tax is imposed on gross receipts for products manufactured in the State of Washington and is included in other operating expenses.

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------

ACCRUAL FOR LITIGATION CLAIM
- ----------------------------

The Company accrued a non-recurring provision for a patent litigation claim of $29.6 million in the second quarter of 1996 in addition to the $5.0 million previously accrued in 1994. The claim was filed by SRI International (SRI) on July 15, 1991 in the U.S. District Court for the Northern District of California and concerns a patent on an electrical circuit allegedly used in three of ATL's discontinued products. The patent expired in 1994 and the circuit in dispute has never been used in any of ATL's current product lines. The court granted a motion by SRI requesting partial summary judgment on liability in November 1992 and the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment in December 1994. In May 1996, the U.S. District Court for the Northern District of California awarded damages to SRI of $27.9 million plus interest and legal fees. The Company has posted a supersedeas bond and appealed the amount of damages awarded. The Company will continue to accrue interest on the full award during the appeal process. Details of the claim were reported in the Company's annual reports and Form 10-Q and 10-K filings dating from August 8, 1991.

RESTRUCTURING AND RELOCATION EXPENSES
- -------------------------------------

During 1995, the Company implemented a new corporate structure which consolidated the Company's operations located in Ambler, Pennsylvania with the Company's headquarters operations in Bothell, Washington. The consolidation has been implemented as planned and resulted in the relocation of Ambler manufacturing, administrative and R&D functions to Bothell and a net reduction of approximately 100 full-time positions. The Company incurred non-recurring restructuring expenses for severance, outplacement and employee retention incentives of $2.5 million in the first quarter of 1995 and relocation expenses of $0.3 million in the second quarter of 1995. The Company incurred no corresponding expenses in 1996.

INTEREST INCOME AND EXPENSE
- ---------------------------

The Company earned net interest income of $0.3 million during the second quarter of 1996 compared with net interest expense of $0.1 million during the same period in 1995. The increase is primarily due to higher cash balances available for investment, partially offset by the post-judgment interest expense incurred on the damages awarded for the patent litigation claim in May 1996, as discussed previously.

TAXES AND NET INCOME (LOSS)
- ---------------------------

For  the  second quarter of 1996, the Company reported an  income tax benefit of $6.0 million, which represents the net of a 20% effective tax rate for U.S. federal, state and foreign income taxes and a $6.9 million deferred income tax benefit related to the previously discussed accrual for litigation claim. For the second quarter of 1995, income tax expense of $0.3 million included primarily foreign and state income taxes.

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------


                    CAPITAL RESOURCES AND LIQUIDITY
                    -------------------------------

        ------------------------------------------------------
        (In millions)                   6/28/96      12/31/95
        ------------------------------------------------------
        Cash and short-term investments  $56.6         $35.7

        Total Assets                    $362.2        $353.4

        Long-term Debt                   $13.2         $14.8

        Shareholders' Equity            $201.8        $210.9
        ------------------------------------------------------

Cash and short-term investments totaled $56.6 million at June 28, 1996 compared with $35.7 million at December 31, 1995 and $52.2 million at the end of the first quarter of 1996. The increase in cash and short-term investments resulted from net income, excluding non-recurring items, in the first six months in 1996, the Company's progress with asset management programs and a receipt of $2.3 million from Hitachi Medical Corporation based on the achievement of a product development milestone under an R&D joint venture project in the first quarter of 1996. During the first six months of 1996, the Company generated $20.7 million from operating activities. At June 28, 1996, receivables, net, decreased $18.9 million from December 31, 1995 which reflects the seasonally high activity levels in the fourth quarter of 1995. Normal additions to property, plant and equipment used $6.1 million of cash in investing activities. The exercise of employee stock options, included on the Statement of Cash Flows as a financing activity, generated $6.9 million for the Company during the first six months of 1996.

On  February  1,  1996, the Company converted the remaining  $1.2 million of its 11% subordinated convertible debentures into 71,577 shares of the Company's common shares.

In May 1996, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market, intended to service the Company's benefit plans.

The Company will utilize its cash and short-term investments to pay any damages from the patent litigation claim after the appeal process is completed. The Company will be filing its appeal briefs during the third and fourth quarters of 1996. The Federal circuit will schedule oral arguments on the appeal after the briefs have been filed. In June 1996, the Company posted a supersedeas bond secured by an $18.5 million letter of credit for the patent litigation claim. The letter of credit is secured by cash and short-term investments. As of the end of the second quarter of 1996, the Company had $56.6 million in cash and short-term investments. Shareholders' equity at the end of the same period was $201.8 million, which incorporates the non-recurring accrual for the patent litigation claim.

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------

In addition to its cash and short-term investment balances, the Company has available domestic credit facilities of $25 million, including a committed line of credit of $15 million. Barring any unforeseen circumstances or events, management expects that cash, available credit lines and funds from operations should be sufficient to meet the Company's operating requirements for 1996.

FORWARD LOOKING INFORMATION
- ---------------------------

As an update to the forward looking information provided in the Company's 1995 Annual Report to Shareholders and the first quarter of 1996 Form 10-Q, the Company provides the following information.

For the third quarter of 1996, the Company anticipates that general operating results should not be significantly different from results of the second quarter of 1996 with the exception of interest expense. Interest expense will increase from the second quarter by approximately $0.5 million as the result of the accrual of interest on the patent litigation claim.

The above statements are forward looking statements that involve a number of risks and uncertainties and should be read in conjunction with the 1995 Annual Report which is incorporated by reference in the Company's 1995 Form 10-K, the Company's news releases of February 15, April 23, May 8, May 20 and July 23, 1996, the Company's Report on Form 8-K filed July 30, 1996 and the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 29, 1996. There are certain important factors that could cause actual results to differ materially from those anticipated by the Company, which include the following factors. The U.S. ultrasound market remains sluggish and may cause revenue growth to be less than expected. Several of the Company's competitors have announced new ultrasound products in the past six months, including two competitors who announced new ultrasound products in April 1996. Buying plans and intentions of customers may change or be deferred. These factors could increase competition in the ultrasound market, which may adversely impact the Company's sales order volume or timing or selling prices or all of these factors. Unanticipated events, such as delays in the Company's product development and cost reduction programs, the unavailability of components critical to the Company's products due to natural disasters, changes in vendor relationships, a stronger U.S. dollar, changes in interest rates, delays or disruptions resulting from delays in obtaining regulatory approvals or from other regulatory actions, changes in the Company's strategy resulting from competitive pressures, reallocation of research and development or other priorities and resources, or reallocation of resources for unanticipated opportunities and events also may affect operating results.

PART II Other Information
- ------- -----------------

Item 1. Legal Proceedings - The  Company accrued a provision  for
        -----------------
        a patent litigation claim of $29.6 million in the second quarter of 1996 in addition to the $5.0 million previously accrued in 1994. The claim was filed by SRI International (SRI) on July 15, 1991 in the U.S.
        District Court for the Northern District of California and concerns a patent on an electrical circuit allegedly used in three of ATL's discontinued products. The patent expired in 1994 and the circuit in dispute has never been used in any of ATL's current product lines. The court granted a motion by SRI requesting partial summary judgment on liability in November 1992 and the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment in December 1994. In May 1996, the U.S. District Court for the Northern District of California awarded damages to SRI of $27.9 million plus interest and legal fees. The Company has posted a supersedeas bond and appealed the amount of damages awarded. The Company will continue to accrue interest on the full award during the appeal process.

Item 2. Changes in Securities - None.
        ---------------------

Item 3. Defaults Upon Senior Securities - None.
        -------------------------------
Item 4. Submission of Matters to a Vote of Security Holders -
        ---------------------------------------------------
        (a) The Annual General Meeting of Shareholders was held on May 8, 1996.

        (c) At the Annual General Meeting of Shareholders, four matters were submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14 of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and proposal submitted to a vote passed and the voting outcome of each proposal is as follows:

             (1)  Election of Directors:

        Kirby L. Cramer        For: 12,864,637  Withheld: 103,548
        Harvey Feigenbaum      For: 12,859,824  Withheld: 108,361
        Dennis C. Fill         For: 12,663,419  Withheld: 304,766
        Eugene A. Larson       For: 12,668,483  Withheld: 299,702
        John R. Miller         For: 12,864,243  Withheld: 103,942
        Phillip M. Nudelman    For: 12,855,351  Withheld: 112,834
        Harry Woolf            For: 12,855,719  Withheld: 112,466

- -------  -----------------

              (2) The adoption of an amendment to the 1992 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan to increase the number of shares issuable under the plan by 550,000:

For: 9,248,890  Opposed:3,602,817  Abstained: 56,124  Broker Non-votes: 60,354

              (3)    The adoption of an amendment to the
        Nonemployee Director Stock Option Plan to increase the number of shares issuable under the plan by 55,000:

For: 10,467,363  Opposed: 2,377,691 Abstained: 62,777 Broker Non-votes: 60,354

              (4)  Ratification of Auditors - The Company
        proposal to approve the appointment of KPMG Peat Marwick
        LLP as independent auditors for the Company for 1996:

        For: 12,922,388   Withheld: 14,374   Abstained: 31,423

Item 5. Other Information - None.
        -----------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits - Financial Data Schedule
        (b)  Reports of Form 8-K

        Reports on Form 8-K were filed on May 22, 1996 and July 30, 1996 related to an award of damages of $27.9 million plus interest and legal fees to SRI International (SRI) in a patent lawsuit by the U.S. District Court for the Northern District of California and the filing of an appeal of the amount of damages awarded to SRI.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ADVANCED TECHNOLOGY LABORATORIES, INC.
                                       (Registrant)



DATE: August 8, 1996     BY:/s/ Harvey N. Gillis
                         _______________________________
                                Harvey N. Gillis
                                Senior Vice President
                                Finance and Administration
                                and Chief Financial Officer