Form 10-Q
period 1996-09-27
ADVANCED TECHNOLOGY LABORATORIES INC
filed 1996-11-12
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period ended September 27, 1996

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

                         (206) 487-7000
                       (Telephone number)


 Common stock, $0.01 par value; 14,158,005 shares outstanding as of October 25, 1996


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

          Condensed Consolidated Balance Sheets -
          September 27, 1996 (Unaudited) and December 31, 1995.....3

          Condensed Consolidated Statements of Operations
          (Unaudited) - Three Months and Nine Months Ended
          September 27, 1996 and September 29, 1995................4

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Nine  Months Ended September 27, 1996 and
          September 29, 1995.......................................5

          Notes to Condensed Consolidated Financial Statements.....6


Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
             Condition and Results of Operations...................8
             -----------------------------------


PART II   Other Information
-------   -----------------

Item 1.   Legal Proceedings........................................14
          -----------------

Item 2.   Changes in Securities................................... 14
          ---------------------

Item 3.   Defaults Upon Senior Securities..........................14
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders......14
          ---------------------------------------------------

Item 5.   Other Information........................................14
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.........................14
          --------------------------------

PART I    Financial Information
-----     ---------------------

Item 1.   Financial Statements
          --------------------

             ADVANCED TECHNOLOGY LABORATORIES, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------
(In thousands)                             9/27/96      12/31/95
------------------------------------------------------------------
                                        (Unaudited)
                              ASSETS

CURRENT ASSETS
 Cash and short-term investments          $ 51,409      $ 35,654
 Receivables, net                          113,503       129,226
 Inventories                                98,729        94,877
 Prepaid expenses                            2,888         3,007
 Deferred income taxes, net                 16,030         9,048
                                          -----------------------
    Total current assets                   282,559       271,812

PROPERTY, PLANT AND EQUIPMENT, NET          71,493        71,130
OTHER ASSETS, NET                           10,316        10,506
                                          -----------------------
                                          $364,368      $353,448
                                          =======================

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                     $ 2,389      $  2,911
 Current portion of long-term debt             588           555
 Accounts payable and accrued expenses      65,455        74,903
 Accrual for litigation claim               35,139         5,000
 Deferred revenue                           18,124        21,038
 Taxes on income                             5,118         5,824
                                          -----------------------
    Total current liabilities              126,813       110,231

LONG-TERM DEBT                              13,071        14,837
OTHER LONG-TERM LIABILITIES                 19,283        17,457
SHAREHOLDERS' EQUITY                       205,201       210,923
                                           ----------------------
                                          $364,368      $353,448
                                          =======================

------------------------------------------------------------------
COMMON SHARES OUTSTANDING                   14,177        13,610
------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                    Three months ended      Nine months ended
-----------------------------------------------------------------------------
(In thousands, except per share      9/27/96   9/29/95      9/27/96   9/29/95
 data)
-----------------------------------------------------------------------------

REVENUES
 Product sales                      $ 77,916  $ 73,642    $ 227,843 $ 218,712
 Service                              22,349    21,087       65,814    61,655
                                    -----------------------------------------
                                     100,265    94,729      293,657   280,367
                                    -----------------------------------------
COST OF SALES
 Product sales                        38,076    38,703      113,246   113,159
 Service                              12,935    12,363       38,307    37,567
                                     ----------------------------------------
                                      51,011    51,066      151,553   150,726
                                     ----------------------------------------

GROSS PROFIT                          49,254    43,663      142,104   129,641

OPERATING EXPENSES
 Selling, general and adminsitrative  30,174    29,203       90,560    87,059
 Research and development             13,803    12,580       38,057    37,439
 Provision for litigation claim           --        --       29,557        --
 Restructuring and relocation
  expenses                                --     1,838           --     4,673
 Other (income) expense, net             488       386        1,145      (686)
                                      ---------------------------------------
                                      44,465    44,007      159,319   128,485
                                      ---------------------------------------

INCOME (LOSS) FROM OPERATIONS          4,789      (344)     (17,215)    1,156

Interest Income                          886       455        2,418     1,226
Interest Expense                        (942)     (537)      (1,968)   (1,581)
                                      ---------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES      4,733      (426)     (16,765)      801

Income Tax Expense (Benefit)             946       316       (4,343)      981
                                      ---------------------------------------

NET INCOME (LOSS)                    $ 3,787    $ (742)   $ (12,422)   $ (180)
                                      =======================================

Net Income (loss) per share            $0.25    $(0.06)      $(0.89)   $(0.01)

Weighted average common shares and
  equivalents outstanding             15,076    13,376       13,992    13,359

-----------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements

             ADVANCED TECHNOLOGY LABORATORIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                   Nine months ended
-----------------------------------------------------------------------
(In thousands)                                     9/27/96   9/29/95
-----------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                        $(12,422)  $  (180)
  Adjustments to reconcile net loss to cash
   provided (used) by operating activities:
   Depreciation and amortization                    11,032    11,810
   Deferred income taxes                            (6,982)       --
  Changes in:
   Receivables, net                                 14,923     1,037
   Inventories                                      (4,577)   (4,059)
   Accounts payable and accrued expenses            (8,833)  (12,626)
   Accrual for litigation claim                     30,139        --
   Deferred revenue                                 (1,987)    3,014
   Taxes on income                                    (719)    1,104
   Other                                               498      (435)
                                                  ---------------------
     Cash provided (used) by operating activities   21,072      (335)

INVESTING ACTIVITIES
 Investment in property, plant and equipment       (10,065)  (10,431)
 Proceeds from maturing short-term investments       4,988        --
 Other                                                  --      (350)
                                                  --------------------
     Cash used by investing activities              (5,077)  (10,781)


FINANCING ACTIVITIES
 Increase  (decrease) in short-term borrowings        (522)    2,349
 Repayment of long-term debt                          (520)   (2,616)
 Repurchase of common shares                        (2,330)       --
 Exercise of stock options                           8,357       697
                                                   -------------------
     Cash provided by financing activities           4,985       430

Effect of foreign exchange rate changes               (237)   (1,078)
                                                   -------------------
 Net increase (decrease) in cash
  and cash equivalents                              20,743   (11,764)

Cash and cash equivalents, beginning of period      30,666    22,901
                                                   -------------------
Cash and cash equivalents, end of period           $51,409   $11,137
                                                   ===================
----------------------------------------------------------------------

 See accompanying notes to condensed consolidated financial statements.

             ADVANCED TECHNOLOGY LABORATORIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Advanced Technology Laboratories, Inc.
(ATL), which includes its subsidiaries and is referred to as the "Company". The Company develops, manufactures, markets and services diagnostic medical ultrasound systems worldwide. The Company sells its products to hospitals, clinics and physicians for use in radiology, cardiology, women's health care, vascular, musculoskeletal and intraoperative applications.

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

                                     9/27/96     12/31/95
                                    --------     --------
     Cash and cash equivalents       $51,409      $30,666
     Short-term investments               --        4,988
                                    --------     --------
                                     $51,409      $35,654
                                    ========     ========
3. Inventories

                                     9/27/96     12/31/95
                                    --------     --------
     Materials and work in process   $33,575      $33,198
     Finished products                23,570       22,007
     Demonstrator equipment           20,678       19,825
     Customer service                 20,906       19,847
                                    --------     --------
                                     $98,729      $94,877
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

5.  Accrual for Litigation Claim

The Company accrued a provision for a patent litigation claim of $29,557 in the second quarter of 1996 in addition to $5,000 previously accrued in 1994. The claim was filed by SRI International (SRI) on July 15, 1991 in the U.S. District Court for the Northern District of California and concerns a patent on an electrical circuit allegedly used in three of ATL's discontinued products. The patent expired in 1994 and the circuit in dispute has never been used in any of ATL's current product lines. The court granted a motion by SRI requesting partial summary judgment on liability in November 1992 and the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment in December 1994. In May 1996, the U.S. District Court for the Northern District of California awarded damages to SRI of $27,948 plus interest and legal fees. The Company has posted a supersedeas bond secured by a letter of credit and cash and short-term investment and has appealed the amount of damages awarded. The Company is accruing interest expense on the full award during the appeal process.

6. Restructuring and Relocation Expenses

During 1995, the Company implemented a new corporate structure which consolidated the Company's operations located in Ambler, Pennsylvania with the Company's headquarters operations in Bothell, Washington. The consolidation has been implemented as planned and has resulted in the relocation of Ambler manufacturing, administrative and research and development (R&D) functions to Bothell and a net reduction of approximately 100 full-time positions. During the first nine months of 1995, the Company incurred restructuring expenses for severance, outplacement and employee retention incentives of $2,500 and relocation expenses of $2,173.

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

Item 2. Management's  Discussion and  Analysis  of  Financial
        -----------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

                            Three months ended        Nine months ended
-----------------------------------------------------------------------------
(In millions except
 per share data)            9/27/96 9/29/95 %Change   9/27/96 9/29/95 %Change
-----------------------------------------------------------------------------

Revenues                    $100.3  $94.7    5.8%     $293.7   $280.4   4.7%

Gross Profit                 $49.3  $43.7   12.8%     $142.1   $129.6   9.6%

Operating Expenses;excluding
 non-recurring items         $44.5  $42.2    5.4%     $129.7   $125.1   3.7%
Provision for
  litigation claim            --     --                $29.6     --
Restructuring and
  relocation expenses         --     $1.8               --       $4.7
Benefit related to
  state tax audit             --     --                 --      $(1.3)

Net Income (Loss)             $3.8  $(0.7)            $(12.4    $(0.2)

Net Income (Loss) per Share   $0.25 $(0.06)            $(0.89)  $(0.01)
-----------------------------------------------------------------------------

Net Income, excluding non-
 recurring items              $3.8   $1.1              $10.2     $3.2

Net Income per Share,
 excluding non-
 recurring items             $0.25   $0.08              $0.68    $0.24

-----------------------------------------------------------------------------

The Company reported net income of $3.8 million or $0.25 per share in the third quarter of 1996 compared with a net loss of $0.7 million or $0.06 per share in the third quarter of 1995. Excluding non-recurring items in 1995, net income would have been $1.1 million or $0.08 per share for the third quarter of 1995. For the first nine months, the Company reported a net loss of $12.4 million or $0.89 per share in 1996 compared with a net loss of $180,000 or $0.01 per share in 1995. Excluding non-recurring items in both periods, net income for the first nine months would have been $10.2 million or $0.68 per share in 1996 and $3.2 million or $0.24 per share in 1995.

REVENUES AND GROSS PROFIT
-------------------------

The Company's worldwide revenues grew 5.8% to $100.3 million in the third quarter of 1996 compared with $94.7 million in the third quarter of 1995. Total product sales increased by $4.3 million over the third quarter of 1995 to $77.9 million. Third quarter of 1995 product sales included approximately $2.6 million from the Ultramark(R) 4 system which was phased out of production at the end of 1995. Revenues from the Ultramark 4 for the same period in 1996 were

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations (Continued)
           -----------------------------------

nominal. The increase in product sales reflects the success in both the U.S. and international markets of the HDI(R) 3000 product family and the Apogee(R) 800PLUS, which was introduced in the first quarter of 1996. Service revenues increased by $1.3 million over the third quarter of 1995 due to the continuing growth of the Company's worldwide installed base. For the first nine months of 1996, total revenues grew by 4.7% to $293.7 million compared with $280.4 million for the same period in 1995. Revenues from the sale of the Ultramark 4 were approximately $10.5 million for the first nine months of 1995; for the same period in 1996, revenues from the sale of the Ultramark 4 were nominal.

Gross profit was $49.3 million in the third quarter of 1996 compared with $43.7 million in the same quarter of the prior year. Gross margin increased to 49.1% compared with 46.1% in the same period of the prior year. The increase in gross margin is due to the continued shift in product mix to the Company's higher margin product lines, the consolidation of the Company's manufacturing operations, efficiencies achieved in international service operations and progress on the Company's cost reduction programs. The improvement in gross margin also reflects the expansion of the HDI 3000 product family. Gross profit was $142.1 million for the first nine months of 1996 compared to $129.6 million for the same period of the prior year. Year-to-date gross margins increased to 48.4% from 46.2% in 1995, reflecting the impact of the same factors discussed above.

In October 1996, the Company announced an agreement with Shantou Institute of Ultrasonic Instruments (SIUI), a major manufacturer of ultrasound systems in the People's Republic of China (PRC). The Company will transfer the Apogee 800PLUS ultrasound system manufacturing technology and exclusive distribution rights of the ultrasound system in the PRC to SIUI. The Company will continue to manufacture and distribute the Apogee 800PLUS system for worldwide distribution outside of China. The technology transfer will begin in the fourth quarter of 1996 and will continue throughout 1997.

OPERATING EXPENSES, NET
-----------------------
Total operating expenses, excluding non-recurring items in 1995, increased to $44.5 million in the third quarter of 1996 compared with $42.2 million in the third quarter of 1995. Selling, general and administrative expenses of $30.2 million increased 3.3% over 1995, but declined as a percent of revenues to 30.1% from 30.8%. Selling, general and administrative expenses decreased by $0.7 million from the second quarter of 1996, reflecting the second quarter expenses related to the promotion of a clinical application using the High Definition(TM) Imaging
(HDI) system for differentiation of solid breast tumors. Research and development expenses increased 9.7% to $13.8 million in the third quarter of 1996 from $12.6 million in the third quarter of 1995. Research and development expenses grew primarily due to planned increases for the Company's product development projects and expenses related to a joint development project with Vital Images, Inc. The agreement with Vital Images, Inc. is for the joint development of 3D ultrasound

Item 2.     Management's  Discussion and  Analysis  of  Financial
            -----------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------

imaging  utilizing  Vital  Images' volume  rendering  technology.
Excluding  non-recurring items, operating expenses for the  first nine  months  of  1996 were $129.8 million compared  with  $125.1 million for the same period of 1995.

Other (income) expense, net, for the first nine months of 1995 includes a non-recurring credit of $1.0 million for a Washington State Business and Occupation (B&O) tax refund which resulted from a favorable tax audit. B&O tax is imposed on gross receipts for products manufactured in the State of Washington and is included in other operating expenses.

ACCRUAL FOR LITIGATION CLAIM
----------------------------
The Company accrued a non-recurring provision for a patent litigation claim of $29.6 million in the second quarter of 1996 in addition to $5.0 million previously accrued in 1994. The claim was filed by SRI International (SRI) on July 15, 1991 in the U.S. District Court for the Northern District of California and concerns a patent on an electrical circuit allegedly used in three of ATL's discontinued products. The patent expired in 1994 and the circuit in dispute has never been used in any of ATL's current product lines. The court granted a motion by SRI requesting partial summary judgment on liability in November 1992 and the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment in December 1994. In May 1996, the U.S. District Court for the Northern District of California awarded damages to SRI of $27.9 million plus interest and legal fees. The Company has posted a supersedeas bond secured by a letter of credit and cash and short-term investments and has appealed the amount of damages awarded. The Company is accruing interest expense on the full award during the appeal process.

RESTRUCTURING AND RELOCATION EXPENSES
-------------------------------------
During 1995, the Company implemented a new corporate structure which consolidated the Company's operations located in Ambler, Pennsylvania with the Company's headquarters operations in Bothell, Washington. The consolidation has been implemented as planned and resulted in the relocation of Ambler manufacturing, administrative and R&D functions to Bothell and a net reduction of approximately 100 full-time positions. During the first nine months of 1995, the Company incurred non-recurring restructuring expenses for severance, outplacement and employee retention incentives of $2.5 million and relocation expenses of $2.2 million. The Company incurred no corresponding expenses in 1996.

INTEREST INCOME AND EXPENSE
---------------------------
The Company incurred net interest expense of $0.1 million during the third quarter of 1996, comparable with third quarter of 1995. Net interest expense includes post-judgment interest expense accrued on the damages awarded for the patent litigation claim discussed previously, offset by interest income earned on cash balances available for investment.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations (Continued)
           -----------------------------------

TAXES AND NET INCOME (LOSS)
---------------------------
For the third quarter of 1996, the Company reported income tax expense of $0.9 million, which represents a 20% effective tax rate for U.S. federal, state and foreign income. For the third quarter of 1995, income tax expense of $0.3 million included primarily foreign and state income taxes. Year-to-date income taxes include a deferred income tax benefit of $6.9 million related to the previously discussed accrual for litigation claim.

                     CAPITAL RESOURCES AND LIQUIDITY
                     -------------------------------

    -----------------------------------------------------------
    (In millions)                           9/27/96    12/31/95
    -----------------------------------------------------------
    Cash and short-term investments          $51.4       $35.7

    Total Assets                            $364.4      $353.4

    Long-term debt                           $13.1       $14.8

    Shareholders' Equity                    $205.2      $210.9

    -----------------------------------------------------------

Cash and investments totaled $51.4 million at September 27, 1996 compared with $35.7 million at December 31, 1995 and $56.6 million at the end of the second quarter of 1996. As shown in the Condensed Consolidated Statement of Cash Flows, during the first nine months of 1996, the Company generated $21.1 million of cash from operating activities. At September 27, 1996, receivables, net, decreased by $14.9 million and accounts payables and accrued expenses decreased by $8.8 million from
December 31, 1995 which reflects the seasonally high activity levels in the fourth quarter of 1995. The decrease in receivables, net, is partially offset by a higher than normal level of lease contract receivables which have been sold to outside parties in the fourth quarter of 1996. Inventory levels increased by $4.6 million primarily in anticipation of increasing sales activity levels in the fourth quarter. Normal additions to property, plant and equipment used $10.1 million.

Cash provided by financing activities totaled $5.0 million during the first nine months of 1996, primarily the net effect of $8.4 million generated through the exercise of employee stock options and $2.3 million used to repurchase shares of the Company's common stock. In the third quarter of 1996, the Company repurchased 78,000 shares of its own common stock in the open market for $2.3 million under a share repurchase program intended to service the Company's benefit plans. The Board of Directors authorized the Company in May 1996 to purchase up to 1,000,000 shares under this program, subject to certain criteria.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations (Continued)
           -----------------------------------

The Company has an accrued liability of $35.1 million as of the end of the third quarter of 1996 for a patent litigation claim discussed previously. In June 1996, the Company posted a supersedeas bond secured by a letter of credit and cash and short-term investments. The Company will utilize its cash and short-term investments to pay any damages from the patent litigation claim after the appeal process is completed. As of the end of the third quarter of 1996, the Company had $51.4 million in cash and short-term investments.

In addition to its cash and investment balances, the Company has available domestic credit facilities of $25 million, including a committed line of credit of $15 million. Barring any unforeseen circumstances or events, management expects cash, available credit lines and funds from operations to be sufficient to meet the Company's operating requirements for 1996 and 1997.

FORWARD LOOKING INFORMATION
---------------------------
As an update to the forward looking information provided in the Company's 1995 Annual Report to Shareholders and the Form 10-Q filings for the first and second quarters of 1996, the Company provides the following information.

The Company believes that it continues to make progress toward its goal of a return on equity of 15%, which it hopes to achieve by the end of 1998. For the fourth quarter of 1996 it is the current expectation of the Company that revenues for the quarter should be in the range of $120-$125 million; that total gross margin should be approximately 50%; that selling, general, and administrative expenses should be around or slightly above $33 million; and that research and development expenses and other expenses should be in line with those expense levels for the third quarter. For the fourth quarter, the Company anticipates weighted average common shares and equivalents outstanding to be approximately 15.0 to 15.1 million shares. As a result, it is the Company's current expectation that earnings for the fourth quarter should be in line with financial community estimates in the approximate range of $0.70-$0.75 per share.

The above statements are forward looking statements that involve a number of risks and uncertainties and should be read in conjunction with the Company's 1995 Annual Report to Shareholders, the Company's 1996 news releases, and the Company's SEC filings during 1996. There are certain important factors that could cause actual results to differ materially from those anticipated by the Company, which include the following factors. The U.S. ultrasound market remains sluggish and may cause revenues to fall short of expectations. Several of the Company's competitors have announced or may announce new ultrasound products in 1996, which may cause potential customers to alter or defer their buying plans and intentions. These factors could

Item  2.     Management's  Discussion and Analysis  of  Financial
             ----------------------------------------------------
             Condition and Results of Operations (Continued)
             -----------------------------------

increase competition in the ultrasound market, which may adversely impact the Company's sales order volume or timing or selling prices or all of these factors. Unanticipated events, such as delays in the company's product development and cost reduction programs, the unavailability of vendor supplied components critical to the Company's products, a stronger U.S. dollar, delays or disruptions in obtaining regulatory approvals or from other regulatory actions, delays in contractual payments due the Company, or changes in the Company's strategy resulting from competitive pressures, reallocation of research and development or other priorities and resources, or reallocation of resources for unanticipated opportunities also could affect operating results.

PART II  Other Information
------   -----------------

Item 1. Legal Proceedings - In the appeal  before the U.S.  Court
        -----------------
        of Appeals for the Federal Circuit of the judgment in favor of SRI discussed in Note 5 of the Condensed Consolidated Financial Statements, both parties in the proceeding have filed briefs with the Court. ATL will file its reply brief in the appeal by November 15, 1996. The matter will then be set for the scheduling by the Court of oral arguments in the case.

Item 2. Changes in Securities - None
        ---------------------

Item 3. Defaults Upon Senior Securities - None
        -------------------------------

Item 4. Submission of Matters to a Vote of Security  Holders  -
        ----------------------------------------------------
        None

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




                         ADVANCED TECHNOLOGY LABORATORIES, INC.
                                       (Registrant)



DATE: November 8, 1996            BY:/s/ Harvey N. Gillis
                         ________________________________________
                                     Harvey N. Gillis

                                  Senior Vice President
                                Finance and Administration
                               and Chief Financial Officer