Form 10-K
period 1996-12-31
ADVANCED TECHNOLOGY LABORATORIES INC
filed 1997-03-28
CIK 806086

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER 0-15160

                    ADVANCED TECHNOLOGY LABORATORIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 WASHINGTON                        91-1353386
       (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)
        22100 BOTHELL-EVERETT HIGHWAY              98041-3003
                P.O. BOX 3003                      (ZIP CODE)
             BOTHELL, WASHINGTON
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 487-7000
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On February 21, 1997, the aggregate market value of the voting stock held by non affiliates of the registrant was $481,611,893 based upon the closing sale price of $34.88 per share on the Nasdaq National Market on such date.

  Number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding as of February 21, 1997: 14,100,970.

            DOCUMENTS INCORPORATED BY REFERENCE                 PART
            -----------------------------------                 ----
     Annual Report to Shareholders for the fiscal year
      ended December 31, 1996.......................... Part II (Items 6-8)
                                                        Part IV (Item 14)
     Proxy Statement for the 1997 Annual General
      Meeting of Shareholders.......................... Part III (Items 10-13)

                          EXHIBIT INDEX IS ON PAGE 22

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
                                                  PART I
ITEM 1.   Business..............................................................................   3
ITEM 2.   Properties............................................................................  14
ITEM 3.   Legal Proceedings.....................................................................  15
ITEM 4.   Submission of Matters to a Vote of Security Holders...................................  15
                                                 PART II
ITEM 5.   Market for Registrant's Common Equity and Related Shareholder Matters.................  15
ITEM 6.   Selected Financial Data...............................................................  16
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  16
ITEM 8.   Financial Statements and Supplementary Data...........................................  16
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  16
                                                 PART III
ITEM 10.  Directors and Executive Officers of the Registrant....................................  16
ITEM 11.  Executive Compensation................................................................  16
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management........................  17
ITEM 13.  Certain Relationships and Related Transactions........................................  17
                                                 PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  17

                                    PART I

ITEM 1. BUSINESS

STRUCTURE OF THE COMPANY

  Advanced Technology Laboratories, Inc. ("ATL" or the "Company") is engaged in the high-technology medical systems business. ATL develops, manufactures, markets and services diagnostic medical ultrasound systems and related accessories and supplies worldwide. The Company currently operates through 13 international affiliates and through local distributors worldwide.

COMPANY HISTORY

  ATL was founded in 1969 and acquired by Squibb Corporation ("Squibb") in 1980. In 1982 Squibb acquired Advanced Diagnostic Research Corporation ("ADR"), a Tempe, Arizona company which was a leader in obstetrical and abdominal ultrasound, and A.B. Kranzbuehler ("Kranzbuehler"), a European ultrasound manufacturer and distributor of ADR products in Europe. In 1986 Squibb organized its medical equipment businesses, including SpaceLabs Medical, Inc. ("SpaceLabs"), a manufacturer and supplier of patient monitoring and clinical information systems, under a corporate holding company, Westmark International Incorporated ("Westmark") and spun the companies off through a distribution of Westmark common stock to Squibb shareholders on January 2, 1987. In 1992 Westmark shareholders voted to separate Westmark into two publicly traded companies comprising two major operating subsidiaries, ATL and SpaceLabs. Westmark shareholders received an equal number of shares of the new separate public company, SpaceLabs, and Westmark changed its name to Advanced Technology Laboratories, Inc., the same name as that of its remaining operating subsidiary. ATL conducts a substantial portion of its business through this domestic operating subsidiary, now known as ATL Ultrasound, Inc.

  In May 1994 the Company acquired Interspec, Inc. ("Interspec"), a developer and manufacturer of medical diagnostic ultrasound systems and transducers headquartered in Ambler, Pennsylvania through a stock for stock exchange that was approved by the shareholders of both companies. This acquisition added the Apogee(R) product lines of Interspec to those of ATL, giving the Company an expanded presence in the mid-range price and cardiology ultrasound markets. During 1995 the Company consolidated Interspec's Ambler, Pennsylvania operations with ATL's worldwide headquarters operations in Bothell, Washington. In 1995 the Company reincorporated in the state of Washington from its original domicile in Delaware.

  In February 1997 the Company announced that it had entered into a memorandum of understanding to sell its Nova MicroSonics division to the Eastman Kodak Company ("Kodak"), which is establishing a worldwide presence in multi-modality image management. ATL has been working cooperatively with Kodak for a number of years in ultrasound image management product performance and distribution. The Nova MicroSonics division manufactures and markets networking, image acquisition and measurement products for use in ultrasound data and image management by hospitals, labs, clinics and physician offices. The Company expects to complete this transaction during the first half of 1997. After transfer of the division to Kodak, ATL will continue to work closely with the Nova MicroSonics unit in the development and distribution of image management products. The transaction is not expected to result in a material gain or loss.

THE ULTRASOUND BUSINESS

  ATL develops, manufactures, markets and services diagnostic medical ultrasound systems that are widely used in a number of medical applications to assist the physician in monitoring and diagnosing a variety of conditions, such as tumors, inflammations, obstructions, cardiovascular diseases, fetal development, and surgical assessment. Ultrasound systems provide a safe, noninvasive and painless means of observing soft tissues and internal body organs and assessing blood flow through the heart and vessels. ATL is one of the leading suppliers of diagnostic ultrasound systems in the world. Its High Definition(TM) Imaging (HDI(R)) and Apogee product lines serve all major diagnostic ultrasound clinical markets--radiology, cardiology, obstetrics/gynecology ("OB/GYN") and vascular medicine--and a variety of newly emerging clinical markets. These product lines span a range of system prices from mid to premium priced ultrasound products.

  Diagnostic ultrasound products, upgrades and accessories sold for use in hospitals, clinics and physicians' offices accounted for an estimated $2.3 billion worldwide market in 1996. The total medical imaging market, including x-ray, MRI and CT imaging equipment is estimated by the Company to be over $8 billion worldwide in 1996.

ULTRASOUND TECHNOLOGY

 ATL's Technology

  The Company believes that it has become a worldwide leader in ultrasound technology through its proprietary position in digital, broad bandwidth beamforming, advanced software, and broad bandwidth scanhead technologies. Ultrasound systems include three major components: a scanhead which transmits sound waves into the body of a patient, receives returning echoes from the patient and converts the echoes into electrical signals; a processing unit which processes the electrical echo signals into images and measurements of physiological conditions within the patient's body; and a monitor which displays the resulting images or measurement information. ATL's scanheads are characterized by the breadth of the bandwidth of ultrasonic signals which are transmitted and received. ATL's HDI systems are characterized by their ability to fully process broadband signals characteristic of the body's tissues digitally. ATL has been a pioneer in digital ultrasound technology and introduced the industry's first digital beamforming processor in 1988. In February 1997 ATL introduced the HDI 1000 system, which combines ATL's core technologies in broadband scanheads, digital beamforming, and advanced proprietary software to form a software-based color system for the world's rapidly growing mid-range markets.

ATL'S PRODUCTS

  HDI 3000 ULTRASOUND SYSTEM. In October 1994 ATL introduced its fourth generation digital ultrasound system, the HDI 3000(TM) system. The HDI 3000 system is designed to address the economic imperatives of an evolving health care environment in the United States and international markets. It is lighter in weight than competitive premium systems, providing greater mobility and enabling it to be easily moved to the bedside of critical care patients. The HDI 3000 system also features an intuitive, ergonomically designed set of user controls, which enable an ultrasonographer or physician to quickly gain confidence in operating the system and performing highly diagnostic examinations. The HDI 3000 system provides interactive menu screens with diagnostic procedures selectable at the touch of a button. This feature, called Tissue Specific(TM) Imaging, automatically optimizes over one thousand system operating parameters for the selected diagnostic procedure and scanhead. The HDI 3000 system offers full Doppler capability including Color Power Angio(TM) imaging features, Power Motion Imaging(TM) for cardiac applications, Contrast Specific Imaging(TM) for harmonic imaging and imaging with ultrasonic contrast agents, and three dimensional imaging of the human vasculature. The HDI 3000 system operates with a full array of broad bandwidth scanheads, including a family of Entos intraoperative scanheads designed for surgical use, the diagnosis of breast disease and musculoskeletal injuries.

  The HDI 3000 system can be purchased in a variety of configurations for specific clinical applications, including a fully configured model for the cardiovascular market, the HDI 3000cv system.

  In April, 1996 the U.S. Food and Drug Administration (FDA) approved ATL's breast premarket approval application (PMA) for the HDI system. This approval allows a new clinical application of ultrasound that, in conjunction with mammography, will provide physicians with a high level of confidence in differentiating benign from malignant or suspicious breast lesions. Studies have shown that approximately 80% of breast lump biopsies performed in the United States have resulted in a finding that the lump is benign. The PMA application was based on the results of an international multi-center study involving the examination of women with indeterminate lesions with the Ultramark 9 HDI system. In December, 1996 the FDA approved a PMA supplement which allows the HDI 3000 system to be marketed for this new application. ATL has equipped the HDI 3000 to perform examinations in accordance with the new protocol through the introduction of a new breast analysis package for the system, which was introduced in the fall of 1996.

  In October, 1996 ATL expanded the price and performance ranges of the HDI 3000 system by making the system available in both standard and advanced configurations. The standard configuration provides all of the standard grayscale, Doppler, colorflow and reporting capabilities of a premium ultrasound system. The advanced configuration adds an expanded image memory, Color Power Angio imaging features, Power Motion Imaging capability, three dimensional Color Power Angio imaging, DiskLink and NetLink communication functions, and Contrast Specific Imaging(TM) for imaging with ultrasonic contrast agents. The standard configuration can be upgraded to any of these advanced capabilities at a later date.

  New scanheads which became available during 1996 for the HDI 3000 system included a pediatric biplane transesophageal echocardiography probe and a C8-5 pediatric neonatal probe. The new probes were complemented by a new pediatric calculation software package for the system.

  HDI 1000 ULTRASOUND SYSTEM. In February 1997 ATL introduced the HDI 1000 system, a mid-range grayscale, color and Doppler product for the general imaging and OB/GYN markets. This system makes many features of high performance ultrasound systems affordable to a broad range of potential customers through advanced software implementation: the system replaces over 50% of the hardware of a conventional ultrasound machine with software which performs over 70% of the functions of the ultrasound system. At the heart of this software-intensive system is ATL's proprietary Multitasking Software Management technology (MSM(TM)), which utilizes an "object-oriented" software architecture to perform self-contained software tasks which replace conventional ultrasound hardware.

  The HDI 1000 system is also unique among mid-range ultrasound products for its broad range of communication capabilities. The HDI 1000 system's MSM technology comes equipped for remote Internet/Intranet access to images and reports stored in the system's memory. ATL's proprietary WebLink(TM) feature enables physicians to simultaneously view images on the system and consult with colleagues around the globe directly from the HDI 1000 system. The system can even be remotely controlled through secure Web pages transmitted over the Internet. The fully integrated communication capabilities enable patient reports and ultrasound images to be printed directly on standard desktop printers.

  The HDI 1000 system utilizes scanheads of the other ATL HDI systems and the ease of control of HDI Tissue Specific(TM) Imaging, enabling existing ATL customers to apply their existing HDI scanheads and previously acquired operating skills directly to the HDI 1000 system.

  APOGEE 800PLUS SYSTEM. In 1994 the Company introduced the mid-range Apogee 800 system for the mid-range radiology and internal medicine markets. The Apogee 800 system offers features normally found on high performance systems and can be configured to address the broad array of clinical needs of the radiologist, internal medicine specialist, and OB/GYN physician. In March, 1996 ATL introduced an upgraded model of this product, the Apogee 800PLUS, offering improved image quality, Doppler performance, processing capability, improved analysis packages and user controls. In the fall of 1996 the Apogee 800PLUS system became available in a full cardiology configuration with the introduction of three new convex phased array scanheads, the 4-2C15 adult cardiology probe, the 6-3C13 small adult cardiology probe, and the 8-5C11 pediatric cardiology probe. Concurrently, the Company added integrated stress echo capability to this cardiology product.

  In September, 1996 the Company announced that it had entered into a technology transfer agreement with the Shantou Institute of Ultrasonic Instruments (SIUI), whereby SIUI will manufacture Apogee 800PLUS systems in the People's Republic of China. SIUI also acquired the exclusive right to distribute the Apogee 800PLUS system in that country. ATL continues to manufacture the Apogee 800PLUS system in Bothell, Washington for worldwide distribution outside of China.

  IMAGE MANAGEMENT PRODUCTS. The Company's Nova MicroSonics division develops, manufactures and markets a complete line of ultrasound image management products for use in the digital acquisition, storage, display and management of ultrasound information. These products provide efficient printing, automated image archival and retrieval and reduced patient examination times through an ultrasound open network architecture. The Access(TM) Image Management System connects to many types of ultrasound systems, printers or other image management products, facilitating improved diagnostic consultations within and between hospitals.

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

  In February, 1997 the Company entered into a memorandum of understanding to sell the Nova MicroSonics division to Kodak. After transfer of the division to Kodak, ATL will continue to work closely with the Nova MicroSonics unit in the development and distribution of image management products.

  SCANHEADS. ATL believes that its internal resources devoted to development and manufacture of ultrasonic scanheads make it one of the largest ultrasound scanhead manufacturers in the world. ATL's capabilities in scanhead design and manufacture were enhanced in 1994 with the addition of the Echo Ultrasound division of Interspec. The Echo Ultrasound division, located in Reedsville, Pennsylvania, produces scanheads for ATL products and also offers scanheads to other ultrasound companies.

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

  CLINICAL APPLICATIONS. Ultrasound products are used in four primary medical applications: radiology, cardiology, OB/GYN, and vascular applications. ATL also sells its products in several emerging clinical application markets, including breast and musculoskeletal applications and the surgical ultrasound market.

  Radiology. The radiology, or general imaging, application, at approximately 48% of the worldwide ultrasound market, is the largest market for ultrasound equipment. The major radiology markets are in the United States, Japan and Europe. Most radiology examinations are conducted in hospitals or large imaging centers.

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

  ATL's radiology product offerings include the HDI 3000 system in both standard and advanced configurations, the new HDI 1000 system, and the Apogee 800PLUS system.

  Cardiology. The cardiology ultrasound, or echocardiography, application, at approximately 25%, is the second largest market for ultrasound systems. Most dedicated echocardiography system sales occur in the United States, Western Europe, and the more developed Asian and Latin American markets. While most cardiology system sales are to hospitals, the cardiology office practice represents a significant and growing share of the market for echocardiography equipment.

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

  In 1996 ATL became the first ultrasound company to introduce the integrated capability to image harmonic and other ultrasonic contrast agents in the HDI 3000cv system. It is anticipated that this emerging application will gain increasing prominence as contrast agents become more widely available around the world and cardiologists become more familiar with their application and use.

  ATL's cardiology product offerings include the HDI 3000cv system and the Apogee 800PLUS system.

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

  ATL's OB/GYN product offerings include the HDI 3000 system for perinatology, and the new HDI 1000 system and the Apogee 800PLUS system for all OB/GYN applications and markets.

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

  ATL's vascular product offerings include the HDI 3000 and the Apogee 800PLUS systems. The Entos CL10-5 intraoperative scanhead was specially designed for vascular surgery, and addresses the increasing use of ultrasound in the surgical suite to immediately assess the results of surgical procedures.

  Emerging applications. Other specialized applications for ultrasound products, such as breast disease, musculoskeletal, and surgery, account for approximately 8% of the worldwide ultrasound market. ATL provides the HDI 3000 system with the L10-5 and Entos CL10-5 scanheads for breast clinics and orthopedic and sports medicine clinics, and the HDI 3000 system with the Entos CL10-5, CT8-4 and LI9-5 intraoperative scanheads for surgical suites. The HDI 3000 is available with a laparoscopic probe for minimally invasive surgery, and with harmonic and contrast agent imaging capability for emerging applications of contrast agents in both radiology and cardiology.

  PRICE RANGES. The world ultrasound market can be divided into five segments based on broad price ranges. Each market segment is characterized by the level of system performance and the number of scanheads and system features.

  Premium Performance. The premium market segment, comprising about 18% of the world market for ultrasound products, is characterized by ultrasound systems that typically sell for over $160,000 per unit. These systems provide the physician with superior definition of subtle tissue characteristics and incorporate high resolution gray scale imaging, advanced color velocity, power, and spectral Doppler capability, image acquisition storage, display and review capability, advanced automation capabilities, and other features providing additional clinical utility. Typically, systems sold in the premium market are equipped with a wide variety of specialty scanheads. Advanced HDI 3000 and the HDI 3000cv systems are ATL's premium performance products.

  High Performance. The high performance market, comprising about 36% of the world ultrasound market, is characterized by systems with high resolution gray scale imaging and advanced color velocity, power and spectral Doppler capabilities. Systems in this market segment sell between $100,000 and $160,000 per unit and generally include advanced measurement and analysis software, image review capabilities, and a variety of scanhead offerings. ATL sells the HDI 3000 standard system, the Apogee 800PLUS, and fully configured HDI 1000 systems in this market segment.

  Mid-Range. The mid-range market segment, comprising about 28% of the world ultrasound market, is characterized by ultrasound systems that sell between $50,000 and $100,000 per unit. These units are basic gray scale imaging, color and spectral Doppler systems used for routine examinations and reporting and utilize a minimum number of scanheads. Many of these systems are sold to small hospitals and clinics and are used in radiology, cardiology and OB/GYN applications. Refurbished premium and high performance systems with fewer purchased optional features are also sold in this price range. ATL's products in this market segment include the HDI 1000 system and the the Apogee 800PLUS system.

  Low-End. The low-end market segment makes up the remaining 18% of the market and is characterized by basic black and white imaging systems that sell below $50,000 per unit. These systems provide limited diagnostic information and are used primarily for monitoring fetal development and in other basic radiology and OB/GYN applications. Most of these systems are sold to private office practitioners and small hospitals. Due to the growing acceptance and affordability of color Doppler systems, units with only greyscale capability represent the slowest growing portion of the market. ATL does not presently compete in this market segment.

  GEOGRAPHIC AREAS. The ultrasound market is divided into four major geographic markets.

  North America. The United States and Canada together comprise about 31% of the world ultrasound market. This market traditionally has been characterized by its emphasis on high performance systems driven by competition for patient referrals. These factors encourage the rapid adoption of new technology. Over the past four years, the emphasis in the United States has turned to more efficient health care delivery and managed care, and been marked by considerable consolidation of health care organizations. The predominately western trend toward managed care has now begun to manifest itself strongly in the eastern U.S., creating new uncertainties among healthcare buyers. With consolidation and economic pressures, the U.S. market has become increasingly value conscious while the installed base of ultrasound technology has continued to age as a whole.

  Europe. The European market, at 35% of the market, is the largest regional market for ultrasound systems. European health care systems are more centralized than the United States market and are often subject to more rigid governmental regulation. In 1996 the European markets and economies began to markedly improve in relation to previous recessionary characteristics. The more regulated character of health care in Europe provides more stability to the European markets than is evident in the U.S. during economic cycles of growth and contraction. Value consciousness and state regulated health care has been characteristic of European markets for a number of years, unlike the United States where these effects are of relatively recent origin.

  Japan. This market accounts for approximately 16% of worldwide ultrasound sales. Its complex distribution system is highly competitive and Japanese manufacturers account for almost all sales. In 1996 ATL began to experience an emerging market presence in Japan through the efforts of Hitachi Medical Corporation (HMC), ATL's exclusive distributor in the Japanese market. Sales of the HDI 3000 product began in the spring following the receipt of Japanese regulatory approval of the product by HMC.

  Asia Pacific and Latin America. The remaining geographic areas of the world account for approximately 18% of the market, and are among the world's fastest growing markets for ultrasound. The Australian market is similar in structure to many European countries. Parts of Asia and Latin America represent some of the fastest growing areas for high performance and mid-range ultrasound products. Many of the newly developing countries in these regions are devoting substantial resources to building a health care infrastructure. Many ultrasound systems sold in these regions are mid-range systems, refurbished systems or new low-priced Japanese systems.

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

  In February, 1996 the University of Washington and ATL announced that they and partners VLSI Technology, Inc. and Harris Semiconductor had been awarded funding under the Technology Reinvestment Project by the Advanced Research Project Agency of the U.S. Department of Defense to develop an ultrasound diagnostic instrument small enough to hold in one's hand for use in battlefield and trauma situations. Work under this program commenced in June, 1996 and will continue for several years, during which time government funding is being provided as program milestones are achieved. The partners in the program will retain the rights to commercial applications of the program's developments. In February, 1997 the Company announced that it has formed a business unit within the Company which has as its objective the commercialization of the technology resulting from this program.

  In August, 1996 the Company jointly announced with Vital Images, Inc. that the two companies had entered into agreements for the exclusive development and marketing of 3D ultrasound imaging products utilizing Vital Images' volume rendering technology. Under the agreements Vital Images will receive royalties on ATL sales of the jointly developed products.

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

SALES AND MARKETING

  The Company's sales and marketing strategy has been to compete in all of the major clinical, price and geographic segments of the ultrasound market with the exception of the very low priced market segment. In the United States, the Company markets its products through its direct sales organization. The United States general imaging sales organization is organized into two geographic zones, each staffed with regional management, sales representatives and clinical application specialists knowledgeable in radiology, OB/GYN, and peripheral vascular applications. A specialized sales force with its own clinical application specialists offers the Company's cardiology products to customers in the United States. The role of the application specialists is to demonstrate the products and train customers in their clinical use.

  The Company markets its products internationally through its direct sales and service operations in Argentina, Australia, Austria, Belgium, Canada, France, Germany, Hong Kong, Italy, the Netherlands, the United Kingdom and Singapore. In addition, the Company markets its products in India through a joint venture with Indchem Electronics. Other principal markets are covered through a distributor network. European, Middle Eastern and African dealers are managed through ATL's offices in Germany. Distributors serving the Pacific Rim countries, Latin America and South America are managed from Bothell, Washington. Customers outside of the United States accounted for 49% of revenues in 1996.

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

COMPETITION

  The ultrasound market is highly competitive. The Company competes worldwide in the major clinical applications of the ultrasound market, in the mid and upper price ranges and in each major geographic market. Four companies-- Toshiba Corporation's Medical Systems Group, ATL, Hewlett-Packard Company's Medical Products Group and Acuson Corporation--account for approximately 60% of the worldwide ultrasound market. The Company believes that these four companies have similar market shares. Toshiba, ATL, and Acuson participate in all of the major clinical ultrasound markets. Hewlett-Packard holds the largest individual market share in the cardiology and vascular markets, and in the fall of 1996 introduced a mid-range general imaging product.

  The year 1996 was marked by a significant influx of new product offerings by the Company's competitors, continuing a trend which began in 1995. The many new product offerings have made the ultrasound market even more competitive than in the past, as customers have an even broader range of products from which to choose. The breadth of new products from many companies appears to have lengthened the time required for customers to make decisions to purchase, since customers have many more products to consider before making a purchase decision. Most of the recent competitive products are based upon digital technology to varying degrees, as competitors attempt to position their new products as comparable to those of ATL, which pioneered digital ultrasound systems over a decade ago.

  Many of the Company's major competitors, such as Hewlett-Packard Company's Medical Products Group, Toshiba' Medical Systems Group, General Electric Medical Systems, Inc., the Diasonics subsidiary of Elbit, Inc., and Siemens Medical Systems, Inc., are divisions or subsidiaries of companies much larger than ATL. General Electric and Siemens, as well as Toshiba and others, have multi-modality medical imaging product offerings, including MRI, CT, nuclear medicine and x-ray products in addition to ultrasound. These companies and several of the Company's other competitors have far greater financial, marketing, servicing, technical and research and development resources than those of the Company, and are able to support and sustain their efforts in the ultrasound market with resources derived from other imaging modalities and businesses.

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

  Certain critical technology incorporated in the Company's products, including software algorithms, broad bandwidth scanhead technology and ASIC (application-specific integrated circuit) technology, is protected by copyright laws and confidentiality and licensing agreements. The Company's proprietary digital beamformer is protected by confidentiality agreements, patents, copyright and trade secret law. There can be no assurances that these modes of intellectual property protection will continue to maintain the proprietary aspects of ATL's technology.

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

GOVERNMENTAL REGULATION

  Product Regulation. The Company's products are subject to extensive regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign agencies, and to various domestic and foreign electrical safety and emission standards. The FDA has broad regulatory powers with respect to preclinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products. The Company's product development processes, manufacturing facilities, and the manufacture of its products are subject to FDA regulations respecting registration of manufacturing facilities and compliance with the FDA's Good Manufacturing Practices ("GMP") regulations. The Company is also subject to periodic on-site inspection for compliance with such regulations. The Company's ability to obtain timely FDA export and new product approvals is dependent upon the results of such inspections. In February, 1996 the FDA concluded a comprehensive inspection of the Company's Bothell, Washington facilities as a part of the approval process for ATL's breast PMA for its Ultramark 9 HDI system. In January, 1997 the FDA concluded a similar inspection attendant to its approval of ATL's breast PMA supplement for the HDI 3000 system. The FDA has notified ATL that the Company has satisfied the requirements of both inspections. The Company's Nova MicroSonics division also was inspected and passed an FDA GMP audit in 1996.

  The FDA requires that all medical devices introduced to the market be preceded either by a premarket notification clearance order under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), or an approved PMA application. A 510(k) premarket notification clearance order indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately six to nine months, while the premarket approval application process typically lasts more than a year. All of ATL's current products have 510(k) clearance and additionally, the Ultramark 9 HDI and HDI 3000 systems are cleared to be marketed under ATL's breast PMA application.

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

  The Company's regulatory compliance programs have been expanded to encompass verification of the Company's compliance with international standards for medical device design, manufacture, installation, and servicing known as ISO 9001 standards. All of the Company's manufacturing facilities have qualified for ISO 9001 registration. In addition, several of the Company's international sales and service subsidiaries received certification under the ISO 9002 standards for sales and service entities. ISO 9001 standards will become mandatory in Europe in 1999. The FDA is in the process of adopting the ISO 9001 standards as regulatory standards for the United States, and it is anticipated these standards will be phased in for U.S. manufacturers of medical devices over a period of time. In 1996 the Company passed a full biennial review of its ISO certifications by a European inspecting authority.

  ATL's HDI 3000 system has received the European Community (CE) mark in Europe. The CE mark means that the HDI 3000 satisfies the regulatory requirements of all of the countries of the European community, enabling the product to be freely marketed throughout Europe. The CE mark will be required to market products in Europe beginning in 1998. The Company expects to have the CE mark for the HDI 1000 system by the time customer shipments commence in the second quarter of 1997.

  Federal, state and foreign regulations are constantly undergoing change. The increasing attention given to the national health care legislation has caused U.S. ultrasound customers to become more cautious in making expenditures and investing in capital equipment. In addition, the U.S. health care system has undergone significant consolidations and restructuring in recent years. The Company cannot predict what effect, if any, such change may have on its business, or when the deleterious effect of these conditions on its business will change.

  Reimbursement. The Company's products are used by health care providers for diagnostic testing services and other services for which the providers may seek reimbursement from third-party payers, principally, in the United States, Medicare, Medicaid and private health insurance plans. Such reimbursement is subject to the regulations and policies of governmental agencies and other third-party payers. For example, the Medicare program, which reimburses hospitals and physicians for services provided to a significant percentage of hospital patients, places certain limitations on the methods and levels of reimbursement of hospitals for procedure costs and for capital expenditures made to purchase equipment, such as that sold by the Company. The Medicare program also limits the level of reimbursement to physicians for diagnostic tests. The state-administered Medicaid programs and private payers also place limitations on the reimbursement of both facilities and physicians for services provided in connection with diagnostic and clinical procedures. Reduced governmental expenditures in the United States and many other countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what changes may be forthcoming in these policies and procedures, nor the effect of such changes on its business.

  Third-party payers worldwide, including governmental agencies, are under increasing pressure to contain medical costs. Limits on reimbursement or other cost containment measures imposed by third-party payers may adversely affect the financial condition and ability of hospitals and other users to purchase products, such as those of the Company, by reducing funds available for capital expenditures or otherwise. The Company is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company.

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

  Employees. As of December 31, 1996, the Company had 2,703 employees worldwide. None of the Company's United States employees is covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  Information set forth in "Geographic Segment Information" of the Notes to the Consolidated Financial Statements contained in Note 19 on page 30 of the 1996 Annual Report to Shareholders is incorporated by reference herein.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is information concerning certain officers of the Company who are not Directors.

  Donald D. Blem. Mr. Blem has served as Senior Vice President, Operations since October 1993. He served as Vice President, Operations from February 1988 to October 1993.

  Castor F. Diaz. Mr. Diaz has served as Senior Vice President, Worldwide Sales and Marketing, since February 1995 and as Vice President, ATL Europe from October 1988 to February 1995. He also held various international sales and marketing positions with ATL from May 1987 to October 1988.

  Harvey N. Gillis. Mr. Gillis has served as Senior Vice President, Finance and Administration, and Chief Financial Officer since September 1992. He served as Senior Vice President, Finance and Administration and Chief Financial Officer for NeoPath, Inc. from 1991 to 1992. He served as Chief Operating Manager of Samuel Stroum Enterprises from 1985 to 1991.

  Jacques Souquet, Ph.D. Dr. Souquet has served as Senior Vice President, Product Generation since October 1993. He served as Vice President, Product Generation from October 1992 to October 1993, as Vice President, Strategic Marketing and Product Planning from July 1990 to October 1992 and as Director of Strategic Marketing and Product Planning from March 1989 to June 1990.

ITEM 2. PROPERTIES

  The Company owns two buildings on the corporate campus at 22100 Bothell Everett Highway, Bothell, Washington 98041, consisting of 365,000 square feet. These buildings include the Company's corporate headquarters and its major manufacturing facility, as well as the Company's research and development, sales, service, marketing and administrative functions. In February, 1997 the Company's Board directed management to begin planning construction of a third, smaller building on the corporate campus. The Company also leases space in several buildings in nearby business parks.

  The Company's Nova MicroSonics division occupies approximately 33,000 square feet in leased buildings in Allendale, New Jersey and Indianapolis, Indiana, and the Echo Ultrasound division occupies 63,000 square feet in a building owned by the Company in Reedsville, Pennsylvania. ATL continues to own a building of 70,000 square feet in Ambler, Pennsylvania, which is occupied by the Company's cardiology sales organization. The Company plans to lease unused space in the Ambler building.

  The Company's direct business operations in the United States and other countries lease office and warehouse space in their respective countries.

  There are no significant unutilized facilities for ongoing operations, other than discussed above, and the Company believes its existing facilities are sufficient to meet its near-term operating requirements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to various claims and other proceedings which arise in the ordinary course of its businesses and believes that such proceedings, individually or in the aggregate, will not have a material adverse effect on the business or financial condition of the Company. Insured claims arising from ATL's businesses are covered by the Company's insurance policies. The Company intends to maintain insurance coverage against business risks at levels that take into account the nature and magnitude of the respective businesses to be conducted by ATL. There can be no assurance that the Company's current insurance coverage will prove adequate or that the amount or type of coverage available to the Company will remain available on a cost-effective basis.

  In May 1996, a U.S. District Court in California ordered the Company to pay damages in the amount of $27.9 million together with interest, costs and attorney fees on a patent infringement claim by SRI International, Inc. ("SRI") relating to an electrical circuit alleged to be used in several of the Company's discontinued products. The patent expired in 1994. The Company has filed an appeal of the amount awarded with the Federal Circuit Court of Appeals in Washington, D.C. and is presently awaiting the decision of the appellate court on the appeal. The Company stayed payment of the damages award during the pendency of the appeal by posting a supersedeas bond with the California court. The Company has accrued a provision for the full amount of the damages awarded and will continue to accrue interest during the appeal process. See Note 10 of the Notes to the Consolidated Financial Statements on page 25 of the 1996 Annual Report to Shareholders incorporated by reference herein. There can be no assurance the Company will not be subject to claims of patent infringement by other parties or that such claims will not require the Company to pay substantial damages or delete certain features from its products or both.

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

  The market prices of the Company's Common Stock during the two-year period ended December 31, 1996 are set forth below. The prices reflect the high and low trading prices during each quarter as reported by the Nasdaq National Market to ATL.

     ATL COMMON STOCK                                               HIGH   LOW
     ----------------                                              ------ ------
     Quarter ended December 31, 1996.............................. 33 1/4 25
     Quarter ended September 27, 1996............................. 38 1/2 25 1/4
     Quarter ended June 28, 1996.................................. 40 3/4 26 1/2
     Quarter ended March 29, 1996................................. 31 1/2 20 1/2

     Quarter ended December 31, 1995.............................. 28 1/2 17 3/4
     Quarter ended September 29, 1995............................. 19 1/4 15 1/4
     Quarter ended June 30, 1995.................................. 17 1/2 14 1/2
     Quarter ended March 31, 1995................................. 18 1/2 13

  Shareholders. The number of shareholders of record of the Company's Common Stock as recorded on the books of ATL's Registrar and Transfer Agent as of March 1, 1997 was 7,862.

  Dividends. The Company has not paid cash dividends on its capital stock and does not currently have any plans to pay such dividends in the foreseeable future. The Company's dividend policy is dependent upon its earnings, the overall financial condition of ATL, and other factors to be considered by the Board of Directors from time to time.

ITEM 6. SELECTED FINANCIAL DATA

  Reference is made to page 12 of the 1996 Annual Report to Shareholders, which is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

  Reference is made to pages 13 through 17 of the 1996 Annual Report to Shareholders, which is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following Consolidated Financial Statements are incorporated herein by reference and made a part hereof from the 1996 Annual Report to Shareholders in response to the information required by this item:

                                                                           PAGE
                                                                           -----
     Independent Auditors' Report........................................     17
     Consolidated Financial Statements:
       Consolidated Balance Sheets at December 31, 1996 and 1995.........     18
       Consolidated Statements of Operations for each of the years in the
        three-year period ended December 31, 1996........................     19
       Consolidated Statements of Cash Flows for each of the years in the
        three-year period ended December 31, 1996........................     20
       Consolidated Statements of Shareholders' Equity for each of the
        years in the three-year period ended December 31, 1996...........     21
       Notes to Consolidated Financial Statements........................  22-31

  See Part IV, Item 14, for the Financial Statement Schedules filed with Form 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Part III (Items 10) is partially set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1996. Such information is incorporated herein by reference and made a part hereof.

  The information set forth in ITEM 1 "Executive Officers of the Registrant", found on page 14 of this Form 10-K is incorporated herein by reference in response to the information required by this item.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Part III (Item 11) is set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1996. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Part III (Item 12) is set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1996. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Part III (Item 13) is set forth in ATL's definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days of December 31, 1996. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

  1. Financial Statements.

  As noted in Part II, Item 8, the following financial statements have been incorporated by reference from the Company's 1996 Annual Report to
Shareholders:

    Independent Auditors' Report
    Consolidated Financial Statements:

      Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1996.
      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996.
      Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1996.
      Notes to Consolidated Financial Statements.

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

  None

(C) EXHIBITS:

  The required exhibits are included at the back of this Form 10-K and are described in the Exhibit Index immediately preceding the first exhibit.

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Independent Auditors' Report..............................................  18
II--Valuation and Qualifying Accounts for the Years ended December 31,
 1996, 1995 and 1994......................................................  26

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

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Advanced Technology Laboratories, Inc.:

  Under date of February 14, 1997 we reported on the consolidated balance sheets of Advanced Technology Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Seattle, Washington
February 14, 1997

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Advanced Technology Laboratories, Inc.:

  We consent to incorporation by reference in the registration statements, 333-00163 on Form S-3 and 333-08881, 33-61807, 33-38218, 33-38217, 33-28830,
33-28092, 33-22434, 33-10618, 33-47967, 33-54757 and 33-59914 and 33-66298 on
Form S-8, of Advanced Technology Laboratories, Inc., of our reports dated February 14, 1997, relating to the consolidated balance sheets of Advanced Technology Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and related financial statement schedule, which reports appear in the December 31, 1996 annual report on Form 10-K, or are incorporated by reference therein from the 1996 annual report to shareholders, of Advanced Technology Laboratories, Inc.

                                          KPMG Peat Marwick LLP

Seattle, Washington
March 27, 1997

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

                                          Advanced Technology Laboratories,
                                           Inc.
                                          (Registrant)

                                          By       /s/ Dennis C. Fill
                                            ___________________________________
                                                      Dennis C. Fill
                                                   Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

        /s/ Dennis C. Fill           Chairman of the Board, Chief    March 26, 1997
____________________________________  Executive Officer,
           Dennis C. Fill             President and Director

       /s/ Harvey N. Gillis          Senior Vice President and       March 26, 1997
____________________________________  Chief Financial Officer
          Harvey N. Gillis

       /s/ Kirby L. Cramer           Director                        March 26, 1997
____________________________________
          Kirby L. Cramer

     /s/ Harvey Feigenbaum           Director                        March 26, 1997
____________________________________
      Harvey Feigenbaum, M.D.

       /s/ Eugene A. Larson          Director                        March 26, 1997
____________________________________
          Eugene A. Larson

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

         /s/ Ernest Mario            Director                        March 26, 1997
____________________________________
        Ernest Mario, Ph.D.

        /s/ John R. Miller           Director                        March 26, 1997
____________________________________
           John R. Miller

     /s/ Phillip M. Nudelman         Director                        March 26, 1997
____________________________________
        Phillip M. Nudelman

         /s/ Harry Woolf             Director                        March 26, 1997
____________________________________
         Harry Woolf, Ph.D.

     /s/ Richard S. Totorica         Corporate Controller            March 26, 1997
____________________________________  (Principal Accounting
        Richard S. Totorica           Officer)

                               INDEX TO EXHIBITS

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
     (A) 3.1   Articles of Incorporation of Advanced Technology
               Laboratories, Inc.
     (A) 3.2   Certificate of Designation of Series A, Participating
               Cumulative Preferred Stock Setting Forth the Powers,
               Preferences, Rights, Qualifications, Limitations and
               Restrictions of Such Series of Preferred Stock of
               Advanced Technology Laboratories, Inc.
         3.3   Bylaws of Advanced Technology Laboratories, Inc.
     (B) 4.1   Amended and Restated Rights Agreement between advanced
               Technology Laboratories, Inc. and First Chicago Trust
               Company of New York dated as of June 26, 1992.
     (C) 4.2   Revolving Credit Loan Agreement by and among Advanced
               Technology Laboratories, Inc. (Washington), Advanced
               Technology Laboratories, Inc. (Delaware) and Seattle-
               First National Bank dated as of June 26, 1992 and
               supplemental letter dated February 4, 1993.
     (C) 4.3   Uncommitted Line of Credit for $10 million by and among
               Advanced Technology Laboratories, Inc. (Washington),
               Advanced Technology Laboratories, Inc. (Delaware) and
               Seattle-First National Bank dated as of June 18, 1992.
    (C) 10.1   Distribution Agreement between Westmark International
               Incorporated and SpaceLabs Medical, Inc. dated as of May
               18, 1992.
    (C) 10.2   Intercompany Agreement between Westmark International
               Incorporated and SpaceLabs Medical, Inc. dated as of May
               18, 1992.
    (C) 10.3   Tax Allocation Agreement between Westmark International
               Incorporated and SpaceLabs Medical, Inc. dated as of May
               18, 1992.
    (D) 10.4   Lease between Le Bien and Nova MicroSonics dated
               November 9, 1988 (Indianapolis facility).
    (E) 10.5   Lease between Advent Realty Partnership II and Nova
               MicroSonics dated December 14, 1993 (Allendale, New
               Jersey facility).
    (F) 10.6   Lease between WRC Properties, Inc. and Advanced
               Technology Laboratories, Inc. dated January 10, 1992.
    (G) 10.7   Note dated November 30, 1989 in the principal amount of
               $2,000,000 issued by Montgomery County Industrial
               Development Corporation to The Pennsylvania Industrial
               Development Authority (incorporated by reference from
               Interspec, Inc. 1993 Annual Report, filed as Exhibit
               10.27 on Form 10-K, filed on February 25, 1994).
    (G) 10.8   Loan Agreement dated November 30, 1989 between
               Montgomery County Industrial Development Corporation and
               The Pennsylvania Industrial Development Authority
               (incorporated by reference from Interspec, Inc. 1993
               Annual Report, filed as Exhibit 10.26 on Form 10-K,
               filed on February 25, 1994).
    (G) 10.9   Mortgage dated November 30, 1989 between Montgomery
               County Industrial Development Corporation and The
               Pennsylvania Industrial Development Authority
               (incorporated by reference from Interspec, Inc. 1993
               Annual Report, filed as Exhibit 10.28 on Form 10-K,
               filed on February 25, 1994).
   (G) 10.10   Memorandum of Installment Sale Agreement and Amendment
               dated November 30, 1989 between Montgomery County
               Industrial Development Corporation and The Pennsylvania
               Industrial Development Authority (incorporated by
               reference from Interspec, Inc. 1993 Annual Report, filed
               as Exhibit 10.13 on Form 10-K, filed on February 25,
               1994).
   (G) 10.11   Amendment to Installment Sale Agreement dated November
               30, 1989 between Montgomery County Industrial
               Development Corporation and The Pennsylvania Industrial
               Development Authority (incorporated by reference from
               Interspec, Inc. 1993 Annual Report, filed as Exhibit
               10.12 on Form 10-K, filed on February 25, 1994).

 EXHIBIT NO.                                   DESCRIPTION
 -----------                                   -----------
       (G)     Assignment of Installment Sale Agreement and Amendment dated November 30,
     10.12     1989 by Montgomery County Industrial Development Corporation to The
               Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.14 on Form 10-
               K, filed on February 25, 1994).
       (G)     Consent, Subordination and Assumption Agreement dated November 30, 1989
     10.13     between Montgomery County Industrial Development Corporation and The
               Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.25 on Form 10-
               K, filed on February 25, 1994).
       (G)     Promissory Note dated May 29, 1990 in the principal amount of $1,500,000
     10.14     from Mifflin County Industrial Development to The Pennsylvania Industrial
               Development Authority (incorporated by reference from Interspec, Inc. 1993
               Annual Report, filed as Exhibit 10.19 on Form 10-K, filed on February 25,
               1994).
       (G)     Loan Agreement dated May 29, 1990 between Mifflin County Industrial
     10.15     Development and The Pennsylvania Industrial Development Authority
               (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.33 on Form 10-K, filed on February 25, 1994).
       (G)     Mortgage dated May 29, 1990 between Mifflin County Industrial Development
     10.16     and The Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.20 on Form 10-K, filed on February 25, 1994).
       (G)     Installment Sale Agreement dated October 14, 1988 between Mifflin County
     10.17     Industrial Development and Interspec, Inc.; Amendment of to Installment
               Sale Agreement dated December 9, 1988; and Second Amendment to Installment
               Sale Agreement dated May 29, 1990 (incorporated by reference from
               Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.22 on Form 10-K, filed on February 25, 1994).
       (G)     Assignment of Installment Sale Agreement dated May 29, 1990 by Mifflin
     10.18     County Industrial Development to The Pennsylvania Industrial Development
               Authority (incorporated by reference from Interspec, Inc. 1993 Annual
               Report, filed as Exhibit 10.23 on Form 10-K, filed on February 25, 1994).
       (G)     Consent, Subordination and Assumption Agreement dated May 29, 1990 by
     10.19     Mifflin County Industrial Development to The Pennsylvania Industrial
               Development Authority (incorporated by reference from Interspec, Inc. 1993
               Annual Report, filed as Exhibit 10.32 on Form 10-K, filed on February 25,
               1994).
       (E)     Purchase and Sale Agreement by and between ELDEC Corporation, N.C. ELDEC
     10.20     Inc. and ATL for the sale of ELDEC Building and surrounding property.
       (E)     Certificate and Indemnity Agreement by ATL for the benefit of Seattle First
     10.21     National Bank for $11,500,000 loan for ELDEC Building and surrounding property.
       (E)       Deed of Trust, Security Agreement as of December 28, 1994, by ATL to
     10.22       Rainier Trust Company for the Benefit of Seattle-First National Bank, for
                 ELDEC Building and surrounding property.
       (E)       Promissory Note for $11,500,000 dated December 28, 1994 from ATL to
     10.23       Seattle-First National Bank, for ELDEC Building and surrounding property.
    (H)(M)(O)    1986 Amended and Restated Option, Restricted Stock, Stock Appreciation
        10.24    Right and Performance Unit Plan.
 (M)(O) 10.25   Advanced Technology Laboratories, Inc. Incentive Savings and Stock
                Ownership Plan, Amended and Restated effective January 1, 1997.

   EXHIBIT NO.  DESCRIPTION
   -----------  -----------
       (M) 10.26  Advanced Technology Laboratories, Inc. Supplemental Benefit
                  Plan A, Amended and Restated January 1, 1996.
       (M) 10.27  ATL Supplemental Benefit Plan B, Amended and Restated
                  January 1, 1996.
       (E) 10.28  Trust Agreement for Incentive Savings and Stock Ownership Plan
                  by and between Advanced Technology Laboratories, Inc. and
                  First Interstate Bank of Washington, N.A. effective June 26,
                  1992.
    (M)(Q) 10.29  Amended and Restated Retirement Plan, effective May 17, 1994.
    (M)(Q) 10.30  First Amendment to ATL Retirement Plan dated December 29,
                  1995.
       (M) 10.31  Second Amendment to ATL Retirement Plan dated July 25, 1996.
       (E) 10.32  Amended and Restated Retirement Plan Trust Agreement by and
                  between Advanced Technology Laboratories, Inc. and First
                  Interstate Bank of Washington, N.A. effective December 29,
                  1993.
 (I)(M)(O) 10.33  Management Incentive Compensation Plan.
    (J)(M) 10.34  Amendment to Management Incentive Compensation Plan, effective
                  May 5, 1993.
       (C) 10.35  Employee Benefit Allocation Agreement between Westmark
                  International Incorporated and SpaceLabs Medical, Inc. dated as of May 18, 1992.
 (K)(M)(O) 10.36  Amended 1992 Option, Stock Appreciation Right, Restricted
                  Stock, Stock Grant and Performance Unit Plan, dated May 8,
                  1996.
       (C) 10.37  Forms of Option Grant, Restricted Stock Award Agreement and
                  Restricted Stock Award Letter under the 1992 Option, Stock
                  Appreciation Right, Restricted Stock, Stock Grant and
                  Performance Unit Plan.
    (J)(M) 10.38  Long Term Incentive Plan, effective January 1, 1993.
       (K) 10.39  Amended Nonemployee Director Stock Option Plan, dated May 8,
                  1996.
    (H)(M) 10.40  Change of Control Employment Agreement with Dennis C. Fill dated January 1, 1991.
    (C)(M) 10.41  First Amendment to Employment Agreement with Dennis C. Fill dated May 18, 1992.
       (M) 10.42  Third Amendment to Employment Agreement with Dennis C. Fill dated July 25, 1996.
    (C)(M) 10.43  Change of Control Employment Agreement with Harvey N. Gillis dated September 23, 1992.
    (L)(O) 10.44  Amended and Restated Nonofficer Employee Option, Restricted
                  Stock and Stock Grant Plan.
    (K)(O) 10.45  1992 Nonofficer Employer Stock Option Plan.
       (P) 10.46  ATL Employee Stock Purchase Plan, adopted October 25, 1996.
       (N) 10.47  Amended and Restated Agreement and Plan of Merger as of
                  February 10, 1994 between ATL and Interspec, Inc. and Press
                  Releases dated February 10, and February 24, 1994.
              13  1996 Annual Report to Shareholders (Such report, except to the extent incorporated herein by reference, is being provided for the information of the Securities and Exchange Commission, only, and is not deemed to be filed as a part of this Annual
                  Report on Form 10-K).
              21  Subsidiaries of ATL as of December 31, 1996.
              23  Consent of KPMG Peat Marwick LLP. Reference is made to the
                  Consent on page 19 of this filing in response to this item.
          (P) 28  Proxy Statement to Shareholders for ATL's 1997 Annual General
                  Meeting of Shareholders.

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
    (A)      Previously filed with, and incorporated herein by reference to, ATL's
             Current Report on Form 8-K, File No. 0-15160, filed on January 11, 1996.
    (B)      Previously filed with, and incorporated herein by reference to, Westmark
             International Incorporated's Amendment to Application Form 8, filed on
             June 25, 1992.
    (C)      Previously filed with, and incorporated herein by reference to, ATL's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 25, 1993.
    (D)      Previously filed with, and incorporated herein by reference to, Westmark's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 21, 1989.
    (E)      Previously filed with, and incorporated herein by reference to, ATL's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 30, 1995.
    (F)      Previously filed with, and incorporated herein by reference to, Westmark's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 26, 1992.
    (G)      Previously filed and incorporated herein by reference from Interspec,
             Inc.'s Annual Report on Form 10-K/A, File No. 0-15883, filed on February
             25, 1994.
    (H)      Previously filed with, and incorporated herein by reference to, Westmark's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 22, 1991.
    (I)      Previously filed with, and incorporated herein by reference to, Westmark's
             Registration Statement on Form 10, File No. 0-15160.
    (J)      Previously filed with, and incorporated herein by reference to, ATL's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 4, 1994.
    (K)      Previously filed with, and incorporated herein by reference to, ATL's
             Registration Statement on Form S-8, Registration No. 333-08881, filed on
             July 26, 1996.
    (L)      Previously filed with, and incorporated herein by reference to, Westmark
             International Incorporated's Registration Statement on Form S-8,
             Registration No. 33-38218, filed on December 14, 1990.
    (M)      Management Contracts and Compensatory Arrangements.
    (N)      Previously filed with, and incorporated herein by reference to, ATL's
             Current Report on Form 8-K, File No. 0-15160, filed on February 17, 1994 and March 4, 1994.
    (O)      Previously filed and incorporated herein by reference to ATL's Post
             Effective Amendment No. 1 on Form S-8, filed on August 14, 1995.
    (P)      To be filed within 120 days of the 1996 fiscal year end pursuant to
             General Instruction G to Form 10-K.
    (Q)      Previously filed and incorporated herein by reference to, ATL's Annual
             Report on Form 10-K, File No. 0-15160, filed on March 28, 1996.

                                  SCHEDULE II

                     ADVANCED TECHNOLOGY LABORATORIES, INC.

             VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994

                                            ADDITIONS
                                       -------------------
                                                                       BALANCE
                            BALANCE AT CHARGED TO CHARGED              AT END
                            BEGINNING  COSTS AND  TO OTHER               OF
        DESCRIPTION         OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS  PERIOD
        -----------         ---------- ---------- -------- ----------  -------
                                             (IN THOUSANDS)
Year ended December 31,
 1996:
  Valuation accounts
   deducted from assets:
    Allowance for doubtful
     receivables and sales
     returns...............  $10,140     $1,553     $--      $2,072(1) $ 9,621
                             =======     ======     ====     ======    =======
Year ended December 31,
 1995:
  Valuation accounts
   deducted from assets:
    Allowance for doubtful
     receivables and sales
     returns...............  $10,428     $1,521     $--      $1,809(1) $10,140
                             =======     ======     ====     ======    =======
Year ended December 31,
 1994:
  Valuation accounts
   deducted from assets:
    Allowance for doubtful
     receivables and sales
     returns...............  $ 7,460     $5,015     $--      $2,047(1) $10,428
                             =======     ======     ====     ======    =======

NOTE:

(1) Accounts charged off, net of recoveries.