Form 10-Q
period 1997-03-28
ADVANCED TECHNOLOGY LABORATORIES INC
filed 1997-05-09
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


                          FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR
                             15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 28, 1997


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

                      (425) 487-7000
                    (Telephone number)


        Common stock, $0.01 par value; 14,044,828 shares outstanding as of April 25, 1997


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES   X   NO
                        ---

           ADVANCED TECHNOLOGY LABORATORIES, INC.
                      TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION                               Page No.
------    ---------------------                               --------

Item 1.   Financial Statements
          --------------------

          Condensed Consolidated Balance Sheets -
            March 28, 1997 (Unaudited) and December 31, 1996......3

          Condensed Consolidated Statements of Operations
            (Unaudited) - Three Months Ended March 28, 1997
            and March 29, 1996....................................4

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - Three Months ended March 28, 1997
            and March 29, 1996....................................5

          Notes to Condensed Consolidated Financial Statements....6

Item 2.        Management's Discussion and Analysis of
               ---------------------------------------
                 Financial Condition and Results of Operation.....8
                 --------------------------------------------


PART II   OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings......................................13
          -----------------

Item 2.   Changes in Securities..................................13
          ---------------------

Item 3.   Defaults Upon Senior Securities........................13
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders....13
          ---------------------------------------------------

Item 5.   Other Information......................................13
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.......................13
          --------------------------------

PART I    FINANCIAL INFORMATION
------    ---------------------

Item 1.   Financial Statements
          --------------------


           ADVANCED TECHNOLOGY LABORATORIES, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------
(In thousands)                              3/28/97  12/31/96
--------------------------------------------------------------
                                           (Unaudited)

                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $ 75,247  $ 63,262
  Receivables, net                          106,113   126,924
  Inventories                                86,016    89,911
  Prepaid expenses                            3,336     2,777
  Deferred income taxes, net                 18,198    18,246
                                           -------------------
     Total current assets                   288,910   301,120

PROPERTY, PLANT AND EQUIPMENT, NET           71,687    72,400
OTHER ASSETS, NET                             5,779     6,681
                                           -------------------
                                           $366,376  $380,201
                                           ===================


            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                    $    246  $    507
  Current portion of long-term debt             558       584
  Accounts payable and accrued expenses      58,833    69,855
  Accrual for litigation claim               36,120    35,636
  Deferred revenue                           16,750    19,351
  Taxes on income                             7,429     8,893
                                           -------------------
     Total current liabilities              119,936   134,826

LONG-TERM DEBT                               12,648    12,936
OTHER LONG-TERM LIABILITIES                  22,110    21,189
SHAREHOLDERS' EQUITY                        211,682   211,250
                                           -------------------
                                           $366,376  $380,201
                                           ===================

---------------------------------------------------------------
Common shares outstanding                    14,135    14,023
---------------------------------------------------------------

 See accompanying notes to condensed consolidated financial
                         statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


                                          Three months ended
-------------------------------------------------------------
(In thousands, except per share data)      3/28/97  3/29/96
-------------------------------------------------------------


REVENUES
  Product sales                           $77,714  $73,477
  Service                                  22,404   21,322
                                         ------------------
                                          100,118   94,799
                                         ------------------
COST OF SALES
  Cost of product sales                    39,816   37,098
  Cost of service                          12,522   12,604
                                         ------------------
                                           52,338   49,702
                                         ------------------

GROSS PROFIT                               47,780   45,097

OPERATING EXPENSES, NET
  Selling, general and administrative      30,206   29,027
  Research and development                 14,764   12,225
  Other expense, net                          356      354
                                         ------------------
                                           45,326   41,606
                                         ------------------

INCOME FROM OPERATIONS                      2,454    3,491

Interest income                               854      668
Interest expense                             (742)    (447)
                                         ------------------

INCOME BEFORE INCOME TAXES                  2,566    3,712

Income tax expense                            514      742
                                         ------------------
NET INCOME                                $ 2,052  $ 2,970
                                         ==================

Net income per share                        $0.14    $0.20


Weighted average common shares
  and equivalents outstanding              14,902   14,615

-----------------------------------------------------------
 See accompanying notes to condensed consolidated financial
                     statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)



                                           Three months ended
--------------------------------------------------------------
(In thousands)                              3/28/97   3/29/96
--------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                               $  2,052  $  2,970
  Adjustments to reconcile net income
  to cash provided by operating
  activities:
  Depreciation and amortization               4,040     3,638
  Deferred income tax expense                    48         -
     Changes in:
       Receivables, net                      18,545    18,521
       Inventories                            2,754     3,024
       Accounts payable and accrued expenses (9,940)  (13,127)
       Accrual for litigation claim             484         -
       Deferred revenue                      (1,799)    1,268
       Taxes on income                       (1,408)     (822)
       Other                                    353       192
                                            ------------------
         Cash provided by operations         15,129    15,664

INVESTING ACTIVITIES
  Investment in property, plant and
  equipment                                  (2,903)   (2,586)
  Proceeds from maturing short-term
  Investments                                     -     4,988
                                            ------------------
         Cash provided (used) by
         investing activities                (2,903)    2,402

FINANCING ACTIVITIES
  Increase (decrease) in short-term
  borrowings                                   (261)      486
  Repayment of long-term debt                  (314)     (211)
  Repurchase of common shares                (1,617)        -
  Exercise of stock options                   1,867     2,377
                                            ------------------
         Cash provided (used) by
         financing activities                  (325)    2,652

  Effect of exchange rate changes                84       839
                                            ------------------
  Increase in cash and cash equivalents      11,985    21,557
  Cash and cash equivalents, beginning
  of period                                  63,262    30,666
                                            ------------------
  Cash and cash equivalents, end
  of period                                $ 75,247  $ 52,223
                                           ===================

--------------------------------------------------------------
 See accompanying notes to condensed consolidated financial
                         statements.

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)


1.BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Advanced Technology Laboratories, Inc. (ATL), which includes its subsidiaries and is referred to as the "Company." The Company develops, manufactures, markets and services diagnostic medical ultrasound systems worldwide. The Company sells its products to hospitals, clinics and physicians for use in radiology, cardiology, women's health care, vascular, musculoskeletal and intraoperative applications.

The accompanying condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Form 10-K.

The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.CASH AND CASH EQUIVALENTS

The Company considers short-term investments with maturity dates of three months or less at the date of purchase to be cash equivalents for purposes of the statement of cash flows.

3.Inventories

                                         3/28/97    12/31/96
                                        --------   ---------
     Materials and work in process       $30,300     $30,132
     Finished products                    15,440      20,481
     Demonstrator equipment               21,092      19,643
     Customer service                     19,184      19,655
                                        --------   ---------
                                         $86,016     $89,911
                                        ========   =========

           ADVANCED TECHNOLOGY LABORATORIES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands)


4. ACCRUAL FOR LITIGATION CLAIM

The Company accrued a provision for a patent litigation claim of $29,557 in the second quarter of 1996 in addition to $5,000 previously accrued in 1994. The underlying lawsuit was filed by SRI International (SRI) on July 15, 1991 in the U.S. District Court for the Northern District of California and concerns a patent on an electrical circuit allegedly used in three of ATL's discontinued products.
The patent expired in 1994 and the circuit in dispute has never been used in any of ATL's current product lines. The court granted a motion by SRI requesting partial summary judgment on liability in November 1992 and the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment in December 1994. In May 1996, the District Court awarded damages to SRI of $27,948 plus interest and legal fees. The Company has appealed the amount of damages awarded and has posted a supersedeas bond secured by a letter of credit collateralized by cash and cash equivalents. The Company will continue accruing interest during the appeal process.


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


6. RECLASSIFICATIONS

Certain amounts reported in previous years have been reclassified to conform to the 1997 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

                    RESULTS OF OPERATIONS
                    ---------------------

                                        Three months ended
-------------------------------------------------------------------
(In millions, except per share data)    3/28/97  3/29/96  % Change
-------------------------------------------------------------------

Revenues                                $100.1   $94.8      5.6%


Gross profit                             $47.8   $45.1      5.9%

Operating expenses                       $45.3   $41.6      8.9%

Net income                                $2.1    $3.0

Net income per share                     $0.14   $0.20
-------------------------------------------------------------------

The Company reported net income of $2.1 million or $0.14 per share in the first quarter of 1997, compared with net income of $3.0 million or $0.20 per share in the first quarter of 1996.

REVENUES AND GROSS PROFIT
-------------------------

The Company's worldwide revenues grew 5.6% to $100.1 million in the first quarter of 1997 compared with $94.8 million in the first quarter of 1996. Total product sales increased $4.2 million over the first quarter of 1996 to $77.7 million. The increase in product sales reflects the continued success of the HDI 3000 product family in both the U.S. and international markets. Service revenues increased by $1.1 million compared to the first quarter of 1996, primarily due to the continued growth in the worldwide installed base of ATL's products.

Gross profit increased $2.7 million to $47.8 million in the first quarter of 1997, compared with $45.1 million in the first quarter of 1996. Higher gross profits are primarily due to increased sales volume. Worldwide gross margin increased slightly to 47.7% compared with 47.6% in the same period of the prior year.

In October 1996, the Company announced a technology transfer agreement with Shantou Institute of Ultrasonic Instruments
(SIUI), a major manufacturer of ultrasound systems in the People's Republic of China (PRC). In accordance with the agreement, the Company will transfer the Apogee 800PLUS ultrasound system manufacturing technology and exclusive distribution rights of the ultrasound system in the PRC to SIUI. The technology transfer began in fourth quarter 1996 and will continue throughout 1997. The Company will continue to manufacture and distribute the Apogee 800PLUS system for worldwide distribution outside of China.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations  (Continued)
         -----------------------------------

OPERATING EXPENSES, NET
-----------------------

Total operating expenses increased 8.9% in the first quarter of 1997 to $45.3 million, compared with $41.6 million in the first quarter of 1996. Operating expenses as a percentage of revenues increased to 45.3% from 43.9%. Selling, general, and administrative expenses increased 4.1%, or $1.2 million, during the first quarter of 1997 to $30.2 million. This increase relates primarily to product launch costs associated with the new HDI 1000 as well as normal salary increases. Research and development expenses increased 20.8% to $14.8 million in the first quarter of 1997 from $12.2 million in the first quarter of 1996. The increase in R&D expenses is primarily due to new product development programs including costs related to the recently introduced HDI 1000 system.

ACCRUAL FOR LITIGATION CLAIM
----------------------------

ATL accrued a non-recurring provision for a patent litigation claim of $29.6 million in the second quarter of 1996 in addition to $5.0 million which had been accrued in 1994. The underlying lawsuit was filed by SRI International
(SRI) on July 15, 1991 in the U.S. District Court for the Northern District of California and concerns a patent on an electrical circuit allegedly used in three of ATL's discontinued products. The patent expired in 1994 and the circuit in dispute has never been used in any of ATL's current product lines. The court granted a motion by SRI requesting partial summary judgment in November 1992 and the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment in December 1994. In May 1996, the District Court awarded damages to SRI of $27.9 million plus interest and legal fees. The Company has appealed the amount of damages awarded and posted a supersedeas bond in June, 1996 secured by a letter of credit collateralized by cash and cash equivalents.

INTEREST INCOME AND EXPENSE
---------------------------

The Company had net interest income of $0.1 million during the first quarter of 1997, as compared to $0.2 million during the first quarter of 1996. Net interest income includes interest income earned on both cash balances available for investment and extended receivables, offset by post-judgment interest expense accrued on the damages awarded for the patent litigation claim discussed above.

TAXES AND NET INCOME
--------------------

For first quarter 1997, the Company reported income tax expense of $0.5 million, which represents a 20% effective tax rate for U.S. federal, state and foreign income. For the first quarter of 1996, income tax expense was $.7 million.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations  (Continued)
         -----------------------------------


              CAPITAL RESOURCES AND LIQUIDITY
              -------------------------------

      -------------------------------------------------------
      (In millions)                       3/28/97    12/31/96
      -------------------------------------------------------

      Cash and cash equivalents           $ 75.2      $ 63.3

      Total Assets                        $366.4      $380.2

      Long-term debt                      $ 12.6      $ 12.9

      Shareholders' Equity                $211.7      $211.3

      -------------------------------------------------------


Cash and cash equivalents totaled $75.2 million at March 28,
1997 compared with $63.3 million at December 31, 1996.   As
shown in the Condensed Consolidated Statements of Cash Flows, during the first quarter of 1997, the Company generated cash from operating activities of $15.1 million. At March 28, 1997, receivables, net, decreased $18.5 million and inventories decreased $2.8 million, from December 31, 1996. These decreases reflect the Company's committment to developing strong asset management programs within the organization as well as the result of seasonal reductions in accounts receivable. Accounts payable and accrued expenses decreased $9.9 million at March 28, 1997 compared with December 31, 1996, which reflects the seasonally high activity levels in the fourth quarter of 1996.

The company has an accrued liability of $36.1 million as of March 28, 1997 for the patent litigation claim discussed previously. The supersedeas bond posted by the Company during the appeal process is secured by a letter of credit collateralized by cash and cash equivalents. The Company will utilize its cash and cash equivalents to pay the damages from the patent litigation claim after the appeal process is completed.

In addition to its cash balances, the Company has available domestic credit facilities of $25 million, including a committed line of credit of $15 million. Barring any unforeseen circumstances or events, management expects existing cash and available credit lines and funds from operations to be sufficient to meet the Company's operating requirements for 1997.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations  (Continued)
         -----------------------------------


FORWARD LOOKING INFORMATION
---------------------------

As an update to the forward looking information provided in the Company's 1996 Annual Report to the Shareholders, the
Company provides the following information.

The Company expects revenues for the second quarter of 1997 to be in the same range as revenues reported for the first quarter of the year. Absent any unforeseen events, the Company anticipates an improvement in its gross margin in the second quarter of 1997 over the gross margin reported for the first quarter of 1997. Operating expenses are expected to rise in the second quarter of 1997 over the first quarter primarily due to new product introductions as well as scheduled growth in R&D programs within the Company. Based on first quarter operating results, the Company believes it will continue to make progress for the full year toward its goal of a return on equity of 15%, which it hopes to achieve by the end of 1998.

The above statements are forward looking statements that involve a number of risks and uncertainties and should be read in conjunction with the Company's 1996 Annual Report to Shareholders, which is incorporated by reference to the Company's 1996 Form 10-K, and the Company's news releases. There are certain important factors that could cause actual results to differ materially from those anticipated by the Company, which include the following factors. The U.S. ultrasound market remains sluggish and may cause revenues to fall short of expectations. Several of the Company's competitors announced new ultrasound products in 1996 and may announce additional new ultrasound products in 1997, which may cause potential customers to alter or defer their buying plans and intentions. These factors could increase competition in the ultrasound market, which may adversely impact the Company's sales order volume or timing or selling prices or all of these factors. Unanticipated events, such as delays in the Company's product development and cost reduction programs, the unavailability of vendor supplied components critical to the Company's products, a stronger U.S. dollar, delays or disruptions in obtaining regulatory approvals or from other regulatory actions, delays in contractual payments due the Company, or changes in the Company's strategy resulting from competitive pressures, reallocation of research and development or other priorities and resources, or reallocation of resources for unanticipated opportunities also could affect operating results.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations  (Continued)
         -----------------------------------


IMPACT OF NEW ACCOUNTING STANDARD
---------------------------------

In February 1997, the Financial Accounting Standards Board issued FAS 128, Earnings Per Share, which establishes standards for the computation, presentation, and disclosure of earnings per share (EPS). FAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data. FAS 128 is effective for financial statements for periods ending after December 15, 1997. The adoption of FAS 128 is not expected to have a material effect on the Company's consolidated financial statements.

PART II  OTHER INFROMATION
-------  -----------------

Item 1.  Legal Proceedings -The Company is awaiting the
         -----------------
         decision of the Federal Circuit court in its appeal of the damages awarded to SRI on a patent litigation claim. See Part I - Item 2 above, ACCRUAL FOR LITIGATION CLAIM. The Company's appeal was briefed and argued to a three judge panel of the Federal Circuit court in January, 1997. The court's decision may be rendered at any time.

Item 2.  Changes in Securities  - None
         ---------------------

Item 3.  Defaults Upon Senior Securities  - None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - None
         ---------------------------------------------------

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




                      ADVANCED TECHNOLOGY LABORATORIES, INC.
                                   (Registrant)





DATE: 5/9/97                BY:      /s/ Harvey N. Gillis
                            ----------------------------------
                                    Harvey N. Gillis
                                  Senior Vice President
                               Finance and Administration
                               and Chief Financial Officer