Form 10-Q
period 1997-06-27
ADVANCED TECHNOLOGY LABORATORIES INC
filed 1997-08-07
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
_________________________________________________________________


                            FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 27, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ____ to ____
_________________________________________________________________


                 Commission File Number 0-15160

                      ATL ULTRASOUND, INC.
     (Exact name of registrant as specified in its charter)


          Washington                         91-1353386
   (State of incorporation)      (IRS Employee Identification No.)


22100 Bothell-Everett Highway
     Post Office Box 3003
     Bothell, Washington                     98041-3003
(Address of principal executive offices)     (Zip Code)

                         (425) 487-7000
                       (Telephone number)


 Common stock, $0.01 par value; 14,204,455 shares outstanding as of July 25, 1997


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES  [X]     NO [ ]

                       ATL ULTRASOUND, INC.
                        TABLE OF CONTENTS



PART I    Financial Information                                     Page No.
------    ---------------------                                     --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            June 27, 1997 (Unaudited) and December 31, 1996............3

          Condensed   Consolidated   Statements   of   Operations
            (Unaudited) - Three Months and Six Months Ended
            June 27, 1997 and June 28, 1996............................4

          Condensed   Consolidated  Statements  of   Cash   Flows
            (Unaudited) - Six  Months  Ended June 27, 1997 and
            June  28,  1996............................................5

          Notes  to  Condensed Consolidated Financial  Statements......6

Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
            Condition and Results of Operations........................8
            -----------------------------------


PART II   Other Information
-------   -----------------

Item 1.   Legal Proceedings...........................................14

Item 2.   Changes in Securities.......................................14

Item 3.   Defaults Upon Senior Securities.............................14

Item 4.   Submission of Matters to a Vote of Security Holders.........14

Item 5.   Other Information...........................................15

Item 6.   Exhibits and Reports on Form 8-K........................... 15

PART I  Financial Information
------  ---------------------

Item 1. Financial Statements
        --------------------

                      ATL ULTRASOUND, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------
(In thousands)                               6/27/97       12/31/96
--------------------------------------------------------------------------
                                           (Unaudited)
                            ASSETS

CURRENT ASSETS
Cash and cash equivalents                  $  81,528      $ 63,262
Receivables, net                             106,357       126,924
Inventories                                   89,493        89,911
Prepaid expenses                               4,111         2,777
Deferred income taxes, net                    18,283        18,246
                                          --------------------------------
Total current assets                         299,772       301,120

PROPERTY, PLANT AND EQUIPMENT, NET            71,358        72,400
OTHER ASSETS, NET                              5,703         6,681
                                          --------------------------------
                                           $ 376,833     $ 380,201
                                          ================================

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                     $   1,473     $     507
 Current portion of long-term debt               525           584
 Accounts payable and accrued expenses        68,206        69,855
 Accrual for litigation claim                 36,635        35,636
 Deferred revenue                             14,715        19,351
 Taxes on income                               7,029         8,893
                                          --------------------------------
    Total current liabilities                128,583       134,826

LONG-TERM DEBT                                12,532        12,936
OTHER LONG-TERM LIABILITIES                   23,036        21,189
SHAREHOLDERS' EQUITY                         212,682       211,250
                                          ================================
                                           $ 376,833     $ 380,201

-------------------------------------------------------------------------
Common shares outstanding                    14,215         14,023
-------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                      ATL ULTRASOUND, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                        Three months         Six months
                                            ended               ended
----------------------------------------------------------------------------
(In thousands, except per             6/27/97  6/28/96    6/27/97  6/28/96
share data)
----------------------------------------------------------------------------

REVENUES
 Product sales                      $ 78,148  $76,450   $ 155,862 $ 149,927
 Service                              22,660   22,143      45,064    43,465
                                    ----------------------------------------
                                     100,808   98,593     200,926   193,392
                                    ----------------------------------------

COST OF SALES
 Cost of product sales                37,657   38,072      77,473    75,170
 Cost of service                      13,725   12,768      26,247    25,372
                                    ----------------------------------------
                                      51,382   50,840     103,720   100,542
                                    ----------------------------------------

GROSS PROFIT                          49,426   47,753      97,206    92,850

OPERATING EXPENSES, NET
 Selling, general and
  administrative                      31,140   30,490      61,346    59,517
 Research and development             15,216   12,898      29,980    25,123
 Provision for litigation claim           -    29,557          -     29,557
 Other expense, net                       60      303         416       657
                                     ---------------------------------------
                                      46,416   73,248      91,742   114,854
                                     ---------------------------------------

INCOME (LOSS) FROM OPERATIONS          3,010  (25,495)      5,464   (22,004)

Interest income                        1,083      864       1,937     1,532
Interest expense                        (908)    (579)     (1,650)   (1,026)
                                     ---------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES      3,185  (25,210)      5,751   (21,498)


Income tax expense (benefit)             636   (6,031)      1,150    (5,289)
                                     ---------------------------------------
NET INCOME (LOSS)                    $ 2,549  $(19,179)  $  4,601  $(16,209)
                                     =======================================

Net income (loss) per share          $  .17   $(1.37)    $  .30    $(1.17)

Weighted average common shares
 and equivalents outstanding         15,162   14,026     15,179    13,885
----------------------------------------------------------------------------

  See accompanying notes to condensed consolidated financial statements.

                      ATL ULTRASOUND, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                        Six months ended
----------------------------------------------------------------------------
(In thousands)                                          6/27/97   6/28/96
----------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                    $ 4,601   $(16,209)
  Adjustments to reconcile net income (loss)
     to cash provided by operating activities:
     Depreciation and amortization                       8,040      7,284
     Deferred income tax benefit                           (37)    (7,014)
  Changes in operating assets and liabilities,
     excluding the effects of the sale of image
     management business:
        Receivables, net                                16,474     18,873
        Inventories                                     (4,506)    (1,243)
        Accounts payable and accrued expenses              679     (8,485)
        Accrual for litigation claim                       999     29,632
        Deferred revenue                                (2,691)      (947)
        Taxes on income                                 (1,774)    (1,130)
        Other                                             (914)       (36)
                                                      ----------------------
            Cash provided by operations                 20,871     20,725

INVESTING ACTIVITIES
   Investment in property, plant and equipment          (7,096)    (6,098)
   Proceeds from sale of image management business       4,500          -
   Proceeds from maturing short-term investments             -      4,988
                                                      ----------------------
            Cash used by investing activities           (2,596)    (1,110)

FINANCING ACTIVITIES
   Increase (decrease) in short-term borrowings            965       (236)
   Repayment of long-term debt                            (463)      (377)
   Repurchase of common shares                          (4,393)         -
   Exercise of stock options                             3,983      6,950
                                                      ----------------------
              Cash provided by financing activities         92      6,337


Effect of exchange rate changes                           (101)       (45)
                                                      ----------------------
        Increase in cash and cash equivalents           18,266     25,907


Cash and cash equivalents, beginning of period          63,262     30,666
                                                      ----------------------
Cash and cash equivalents, end of period              $ 81,528   $ 56,573
                                                      ======================

----------------------------------------------------------------------------
 See accompanying notes to condensed consolidated financial statements.

                      ATL ULTRASOUND, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ATL Ultrasound, Inc. (ATL), which includes its subsidiaries and is referred to as the "Company." The Company develops, manufactures, markets and services diagnostic medical ultrasound systems worldwide. The Company sells its products to hospitals, clinics and physicians for use in radiology, cardiology, women's health care, vascular, musculoskeletal and intraoperative applications.

On July 2, 1997, ATL announced it had completed its name change to ATL Ultrasound, Inc. to better reflect the Company's dedicated focus on diagnostic ultrasound. The Company was formerly known as Advanced Technology Laboratories, Inc. ATL will continue to trade under the NASDAQ symbol ATLI. The action by the Company is a corporate name change only.

The accompanying condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's 1996 Form 10-K.

The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. Cash and Cash Equivalents

The Company considers short-term investments with maturity dates of three months or less at the date of purchase to be cash equivalents for purposes of the statement of cash flows.

3. Inventories

                                     6/27/97      12/31/96
                                    ---------    ----------
     Materials and work in process   $32,747       $30,132
     Finished products                16,845        20,481
     Demonstrator equipment           20,918        19,643
     Customer service                 18,983        19,655
                                    ---------    ----------
                                     $89,493       $89,911
                                    =========    ==========

                      ATL ULTRASOUND, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

4.Accrual for Litigation Claim

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

5. Per Share Data

Per share data is based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period as presented in the Condensed Consolidated Statements of Operations. Dilutive common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options. Primary and fully diluted earnings per share are substantially equal for all periods presented.

6.  Sale of Image Management Business

Effective May 12, 1997, the Company sold its image management business, Nova MicroSonics, to Eastman Kodak. The sale did not result in a material financial impact to the consolidated operating results of the Company during the quarter.

7.  Reclassifications

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

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

                          RESULTS OF OPERATIONS
                          ---------------------

                              Three months ended       Six months ended
-----------------------------------------------------------------------------
(In millions except
  per share data)        6/27/97  6/28/96 % Change  6/27/97  6/28/96 % Change
-----------------------------------------------------------------------------

Revenues                  $100.8    $98.6    2.2%    $200.9   $193.4    3.9%

Gross Profit               $49.4    $47.8    3.4%     $97.2    $92.9    4.7%

Operating Expenses;
 excluding non-
 recurring items           $46.4    $43.7    6.2%     $91.7    $85.3    7.6%
Provision for
 litigation claim            -      $29.6               -      $29.6

Net Income (Loss)           $2.5   $(19.2)             $4.6   $(16.2)

Net Income (Loss) per      $0.17   $(1.37)            $0.30   $(1.17)

-----------------------------------------------------------------------------

Net Income, excluding
non-recurring items         $2.5   $3.5                $4.6    $6.4

Net Income per Share,
excluding non-
recurring items             $0.17  $0.23               $0.30   $0.43

-----------------------------------------------------------------------------

The Company reported net income of $2.5 million or $0.17 per share in the second quarter of 1997 compared with a net loss of $19.2 million or $1.37 per share in the second quarter of 1996. Excluding non-recurring items, net income would have been $3.5
million  or $0.23 per share for the second quarter of 1996.   For
the first six months, the Company reported net income of $4.6 million or $0.30 per share in 1997 compared with a net loss of
$16.2  million  or  $1.17  per share  in  1996.   Excluding  non-
recurring items, net income for the first six months would have been $6.4 million or $0.43 per share for 1996. There were no non-recurring items during the first six months of 1997.

REVENUES AND GROSS PROFIT
-------------------------

The Company's worldwide revenues increased 2.2% to $100.8 million in the second quarter of 1997 compared with $98.6 million in the second quarter of 1996. The majority of this growth was attributable to product sales which increased by $1.7 million or 2.2% in the second quarter of 1997 over the same period in the prior year. The increase in product revenues resulted primarily from the continued success of the Company's HDI(R) 3000 product family in both the U.S. and international markets as well as the introduction of the HDI 1000 system in the second quarter of 1997. The worldwide installed base of HDI 3000 systems now exceeds 3,500 systems.

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------


The two factors described above helped offset the transition of older products (Apogee CX/CX200 and UM9 HDI) from the product line as well as the loss of revenues caused by the sale of the Company's
image  management  business to  Eastman Kodak.   Service revenues
increased $0.5 million or 2.3% compared with the second quarter of 1996, primarily due to growth in international markets. International service revenues continue to increase as a result of growth in the worldwide installed base of ATL's products.
For the first six months of 1997, worldwide revenues increased 3.9% to $200.9 million compared with $193.4 million in the prior year for the reasons noted above.

Gross profit was $49.4 million in the second quarter of 1997, an increase of $1.6 million compared with gross profit of $47.8 million in the same quarter of the prior year. Total gross margin for the second quarter of 1997 increased to 49.0% compared with 48.4% in the prior year. Expanding gross margins reflect continued efficiency gains resulting from product cost reductions in the HDI product family as well as a favorable shift in product mix to the Company's higher margin product lines. For the first six months of 1997, gross profit was $97.2 million compared to $92.9 million for the same period of 1996. Year-to-date gross margin increased to 48.4% from 48.0% in 1996 for the reasons noted above.

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

OPERATING EXPENSES, NET
-----------------------
Operating expenses, excluding non-recurring items, increased to $46.4 million in the second quarter of 1997 from $43.7 million in the same period of 1996. Selling, general and administrative expenses were $31.1 million, an increase of 2.1% over the second quarter of 1996, primarily due to increased personnel and selling expenses as well as some additional HDI 1000 product launch costs. Research and development expenses increased 18.0% to $15.2 million in the second quarter of 1997 compared with $12.9 million in the second quarter of 1996. The increase in R&D expenses is primarily a result of new product development programs, including costs related to the premium performance HDI 5000 introduced on July 14, 1997, as well as the HDI 1000 and handheld systems. For the first six months of 1997, operating expenses, excluding non-recurring items, increased to $91.7 million or 45.7% of total revenues compared with operating expenses of $85.3 million or 44.1% of total revenues in 1996.

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

INTEREST INCOME AND EXPENSE
---------------------------

The Company earned net interest income of $0.2 million during the second quarter of 1997 compared with net interest income of $0.3 million during the same period in 1996. Net interest income includes interest income earned on cash balances available for investment and extended term receivables, offset by post-judgment interest expense accrued on the damages awarded for the patent litigation claim discussed above as well as interest expense on long-term debt. Interest expense will continue to be accrued on the patent litigation claim until the SRI appeal is completed and the final claim is paid.

TAXES AND NET INCOME (LOSS)
---------------------------

For the second quarter of 1997, the Company reported income tax expense of $0.6 million, which represents a 20% effective tax rate for U.S. federal, state and foreign income. For the second quarter of 1996, the Company reported an income tax benefit of $6.0 million, which represents the net of a 20% effective tax rate for U.S. federal, state and foreign income taxes and a $6.9 million deferred income tax benefit related to the previously discussed accrual for litigation claim.

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------

                 CAPITAL RESOURCES AND LIQUIDITY
                 -------------------------------

        ----------------------------------------------------
        (In millions)                  6/27/97     12/31/96
        ----------------------------------------------------
        Cash and cash equivalents       $81.5      $ 63.3

        Total Assets                   $376.8      $380.2

        Long-term Debt                  $12.5      $ 12.9

        Shareholders' Equity           $212.7      $211.3

        ----------------------------------------------------


Cash and cash equivalents totaled $81.5 million at June 27, 1997 compared with $63.3 million at December 31, 1996 and $75.2 million at the end of the first quarter of 1997. As shown in the Condensed Consolidated Statement of Cash Flows, during the first six months of 1997, the Company generated $20.9 million from operating activities. At June 27, 1997, receivables, net, decreased $16.5 million from December 31, 1996 reflecting the Company's committment to developing strong asset management programs as well as seasonally high activity levels in the fourth quarter of 1996. The exercise of employee stock options, included on the Condensed Consolidated Statement of Cash Flows as a financing activity, generated $4.0 million for the Company during the first six months of 1997.

During the quarter ended June 27, 1997, the Company repurchased 95,000 shares of its own stock bringing total shares repurchased to 436,800 as of the first half of 1997. No further repurchases will be made under this May 6, 1996 authorization. On May 7, 1997, the Company's Board of Directors authorized a new repurchase program to acquire up to 1,000,000 shares of common stock. No new shares were repurchased under this new program during the second quarter of 1997.

The Company has an accrued liability of $36.6 million as of June 27, 1997 for the patent litigation claim discussed previously.
The supersedeas bond posted by the Company during the appeal process is secured by a letter of credit collateralized by cash and cash equivalents. The Company will utilize its cash and cash equivalents to pay the damages from the patent litigation claim after the appeal process is completed.

In addition to its cash balances, the Company has available domestic credit facilities of $25 million, including a committed line of credit of $15 million. Barring any unforeseen circumstances or events, management expects existing cash, available credit lines and funds from operations to be sufficient to meet the Company's operating requirements for 1997 (see Forward Looking Information).

Item  2.     Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations (Continued)
             -----------------------------------

The Company is scheduled to begin groundbreaking for a new 101,000 square foot building on its corporate campus in August 1997. The building's projected completion date is slated for June 1998 and has an estimated cost of $15-16 million. Initial funding for the project will come from working capital with a transition to long-term debt as the building reaches completion in 1998.

FORWARD LOOKING INFORMATION
---------------------------

As an update to the forward looking information provided in the Company's 1996 Annual Report to Shareholders and the first quarter of 1997 Form 10-Q, the Company provides the following information.

As  a  result of the recent introduction of the HDI 5000 in  July
1997, the Company believes that third quarter revenues may fall within the $90-95 million range as customers pause to review their purchasing decisions. In addition, operating expenses are expected to rise in the third quarter over the second quarter of 1997 primarily due to new product introductions. The Company therefore expects to report a loss in the third quarter of approximately $0.10 to $0.20 per share. While the third quarter is projected to be transitional as customers make purchase decisions in response to ATL's new products, the Company believes it will continue to make progress towards its goal of achieving a return on equity of 15.0% by the end of 1998.

The above statements and other statements herein identified by cross reference to this section are forward looking statements that involve a number of risks and uncertainties and should be read in conjunction with the Company's 1996 Annual Report to Shareholders, which is incorporated by reference to the Company's 1996 Form 10-K, the Company's news releases, the Company's Report on Form 8-K filed July 9, 1997 and the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 28, 1997. There are certain important factors that could cause actual results  to  differ  materially from  those  anticipated  by  the
Company, which include the following factors. Several of the Company's competitors announced new ultrasound products in 1996 and may announce additional new ultrasound products in 1997, which may cause potential customers to alter or defer their buying plans and intentions. Increased competition in the ultrasound market may adversely impact the Company's sales order volume or timing or selling prices or all of these factors. Unanticipated events, such as delays in the Company's product development and cost reduction programs, the unavailability of vendor supplied components critical to the Company's products, a stronger U.S. dollar, delays or disruptions in obtaining regulatory approvals or from other regulatory actions, delays in contractual payments due the Company, or changes in the Company's strategy resulting from competitive pressures, reallocation of research and development or other priorities and resources, or reallocation of resources for unanticipated opportunities also could affect operating results.

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

PART II   Other Information
-------   -----------------

Item  1.  Legal Proceedings - The Company is awaiting the decision
          -----------------
          of the Federal Circuit Court in its appeal of the damages awarded to SRI on a patent litigation claim. See Part I -
          Item 2 above, ACCRUAL FOR LITIGATION CLAIM. The Company's appeal was briefed and argued to a three judge panel of the Federal Circuit Court in January, 1997. The court's decision may be rendered at any time.

Item 2.   Changes in Securities - None.
          ---------------------

Item 3.   Defaults Upon Senior Securities - None.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The Annual General Meeting of Shareholders was held on May 7, 1997.

          (c) At the Annual General Meeting of Shareholders there were four matters submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14 of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and proposal submitted to a vote passed and the voting outcome of each proposal is as follows:

            (1)  Election of Directors:

     Kirby L. Cramer      For: 12,826,361    Withheld:  72,530
     Harvey Feigenbaum    For: 12,828,234    Withheld:  70,657
     Dennis C. Fill       For: 12,830,525    Withheld:  68,366
     Eugene A. Larson     For: 12,766,720    Withheld: 132,171
     Ernest Mario         For: 12,826,917    Withheld:  71,974
     John R. Miller       For: 12,826,760    Withheld:  72,131
     Phillip M. Nudelman  For: 12,831,452    Withheld:  67,439
     Harry Woolf          For: 12,821,727    Withheld:  77,164


            (2) The adoption of the Employee Stock Purchase Plan to reserve for purchase up to 300,000 shares of common stock:

For: 11,074,027  Opposed: 1,770,572  Abstained: 54,292  Broker Non-votes: None


            (3)   Ratification of Auditors - The Company proposal
            to approve  the appointment of KPMG Peat  Marwick LLP
            as independent auditors  for  the   Company for 1997:

            For: 12,839,417  Opposed: 15,465   Abstained: 44,009

-------   -----------------

Item 5.        Other Information - None.
               -----------------

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)  Exhibits - Financial Data Schedule
               (b)  Reports of Form 8-K:

              A report on Form 8-K was filed on July 9, 1997 related to the change of the Company's corporate name from Advanced Technology Laboratories, Inc. to ATL Ultrasound,Inc.






                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ATL ULTRASOUND, INC.
                                       (Registrant)



DATE: August 6, 1997               BY:/s/ Harvey N. Gillis
                                      _______________________
                                      Harvey N. Gillis
                                      Senior Vice President
                                      Finance and Administration
                                      and Chief Financial Officer