Form 10-Q
period 1997-09-26
ATL ULTRASOUND INC
filed 1997-11-07
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
_________________________________________________________________

                            FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 26, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____ to _____
_________________________________________________________________

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

                         (425) 487-7000
                       (Telephone number)


 Common stock, $0.01 par value; 14,252,760 shares outstanding as of October 24, 1997


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
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
             September 26, 1997 (Unaudited) and December 31, 1996.....3

          Condensed Consolidated Statements of Operations
             (Unaudited) - Three Months and Nine Months Ended
             September 26, 1997 and September 27,1996.................4

          Condensed Consolidated Statements of Cash Flows
             (Unaudited) - Nine Months Ended September 26, 1997
             and September 27, 1996...................................5

          Notes to Condensed Consolidated Financial Statements........6

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.........................8
          -----------------------------------


PART II   Other Information
-------   -----------------

Item 1.   Legal Proceedings..........................................14
          -----------------

Item 2.   Changes in Securities......................................14
          ---------------------

Item 3.   Defaults Upon Senior Securities............................14
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders........14
          ---------------------------------------------------

Item 5.   Other Information..........................................14
          -----------------

Item 6.   Exhibits and Reports on Form 8-K...........................14
          --------------------------------

PART I  Financial Information
------  ---------------------

Item 1. Financial Statements
        --------------------


                      ATL ULTRASOUND, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
(In thousands)                               9/26/97       12/31/96
-----------------------------------------------------------------------------
                                          (Unaudited)

                            ASSETS

CURRENT ASSETS
 Cash and cash equivalents                  $  68,296     $  63,262
 Receivables, net                             102,229       126,924
 Inventories                                  100,344        89,911
 Prepaid expenses                               3,669         2,777
 Deferred income taxes, net                    18,340        18,246
                                            -------------------------
     Total current assets                     292,878       301,120

PROPERTY, PLANT AND EQUIPMENT, NET             71,872        72,400
OTHER ASSETS, NET                               6,415         6,681
                                            -------------------------
                                            $ 371,165     $ 380,201
                                            =========================

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                      $     788     $     507
 Current portion of long-term debt                443           584
 Accounts payable and accrued expenses         71,438        69,855
 Accrual for litigation claim                  37,148        35,636
 Deferred revenue                              15,014        19,351
 Taxes on income                                4,949         8,893
                                            -------------------------
     Total current liabilities                129,780       134,826

LONG-TERM DEBT                                 12,430        12,936
OTHER LONG-TERM LIABILITIES                    23,176        21,189
SHAREHOLDERS' EQUITY                          205,779       211,250
                                            -------------------------
                                            $ 371,165     $ 380,201
                                            =========================

-----------------------------------------------------------------------------
Common shares outstanding                      14,201        14,023
-----------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                      ATL ULTRASOUND, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                      Three months ended   Nine months ended
-----------------------------------------------------------------------------
(In thousands, except per share data) 9/26/97   9/27/96   9/26/97   9/27/96
-----------------------------------------------------------------------------

REVENUES
 Product sales                       $ 69,898  $ 77,916   $225,760 $227,843
 Service                               23,090    22,349     68,154   65,814
                                     ----------------------------------------
                                       92,988   100,265    293,914  293,657
                                     ----------------------------------------
COST OF SALES
 Cost of product sales                 35,112    38,076    112,585  113,246
 Cost of service                       13,233    12,935     39,480   38,307
                                     ----------------------------------------
                                       48,345    51,011    152,065  151,553
                                     ----------------------------------------
GROSS PROFIT                           44,643    49,254    141,849  142,104

OPERATING EXPENSES, NET
 Selling, general and
  administrative                       32,711    29,754     94,057   89,271
 Research and development              13,848    14,223     43,828   39,346
 Provision for litigation claim             -         -          -   29,557
 Other expense, net                       688       488      1,104    1,145
                                      ---------------------------------------
                                       47,247    44,465    138,989  159,319
                                      ---------------------------------------

INCOME (LOSS) FROM OPERATIONS          (2,604)    4,789     2,860   (17,215)

Interest income                         1,012       886     2,949     2,418
Interest expense                         (862)     (942)   (2,512)   (1,968)
                                      ---------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES      (2,454)    4,733     3,297   (16,675)

Income tax expense (benefit)             (492)      946       658    (4,343)
                                      ---------------------------------------
NET INCOME (LOSS)                     $(1,962)   $3,787    $2,639  $(12,422)
                                      =======================================

Net income (loss) per share           $ (0.14)   $ 0.25    $  .17  $  (0.89)

Weighted average common shares
 and equivalents outstanding           14,207    15,076    15,226    13,992

-----------------------------------------------------------------------------
   See accompanying notes to condensed consolidated financial statements.

                      ATL ULTRASOUND, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                      Nine months ended
-----------------------------------------------------------------------------
(In thousands)                                        9/26/97   9/27/96
-----------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income (loss)                                   $ 2,639  $(12,422)
   Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
      Depreciation and amortization                    12,148    11,032
      Deferred income tax benefit                         (94)   (6,982)
   Changes in operating assets and liabilities,
    excluding the effects of the sale of image
    management business:
      Receivables, net                                 19,994    14,923
      Inventories                                     (15,806)   (4,577)
      Accounts payable and accrued expenses             4,204    (8,833)
      Accrual for litigation claim                      1,512    30,139
      Deferred revenue                                 (2,297)   (1,987)
      Taxes on income                                  (3,797)     (719)
      Other                                              (887)      498
                                                     --------------------
        Cash provided by operations                    17,616    21,072

INVESTING ACTIVITIES
   Investment in property, plant and equipment        (11,178)  (10,065)
   Proceeds from sale of image management business      4,500         -
   Proceeds from maturing short-term investments            -     4,988
                                                     --------------------
        Cash used by investing activities              (6,678)   (5,077)

FINANCING ACTIVITIES
   Increase (decrease) in short-term borrowings           280      (522)
   Repayment of long-term debt                           (647)     (520)
   Repurchase of common shares                        (11,888)   (2,330)
   Exercise of stock options                            6,572     8,357
                                                     --------------------
        Cash provided (used) by financing activities   (5,683)    4,985

Effect of exchange rate changes                          (221)     (237)
                                                     --------------------
        Increase in cash and cash equivalents           5,034    20,743

Cash and cash equivalents, beginning of period         63,262    30,666
                                                     --------------------
Cash and cash equivalents, end of period              $68,296   $51,409
                                                     ====================
-----------------------------------------------------------------------------

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

3. Inventories

                                      9/26/97      12/31/96
                                     ---------     ---------
     Materials and work in process    $37,344       $30,132
     Finished products                 20,828        20,481
     Demonstrator equipment            23,679        19,643
     Customer service                  18,493        19,655
                                     ---------     ---------
                                     $100,344       $89,911

                      ATL ULTRASOUND, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

4. Accrual for Litigation Claim

The Company accrued a provision for a patent litigation claim of $29,557 in the second quarter of 1996 in addition to $5,000 previously accrued in 1994. The underlying lawsuit was filed by SRI International (SRI) on July 15, 1991 in the U.S. District Court for the Northern District of California and concerns a patent on an electrical circuit allegedly used in three of ATL's discontinued products. The patent expired in 1994 and the circuit in dispute has never been used in any of ATL's current product lines. The court granted a motion by SRI requesting partial summary judgment on liability in November 1992 and the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment in December 1994. In May 1996, the District Court awarded damages to SRI of $27,948 plus interest and legal fees. The Company appealed the amount of damages awarded and posted a supersedeas bond secured by a letter of credit collateralized by cash and cash equivalents. On October 24, 1997, the Company was informed that the U.S. Court of Appeals affirmed the lower court judgment in favor of SRI in the patent lawsuit. The decision in this lawsuit does not adversely affect current or future product shipments. The Company believes its accrual for litigation claim is adequate to cover the liability to SRI and that the Court's decision will have no impact on its reported results, nor will it have any effect on the sale, use or service of any current or past products. The Company will continue to accrue interest expense on the patent litigation claim until the final claim is paid.

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

6. Sale of Image Management Business

Effective May 12, 1997, the Company sold its image management business, Nova MicroSonics, to Eastman Kodak. The sale did not result in a material financial impact to the consolidated operating results of the Company.

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

Item 2.     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

                               Three months ended       Nine months ended
------------------------------------------------------------------------------
(In millions except per
share data)                   9/26/97 9/27/96 %Change  9/26/97 9/27/96 %Change
------------------------------------------------------------------------------

Revenues                       $93.0   $100.3 (7.3)%    $293.9  $293.7  0.1%

Gross Profit                   $44.6    $49.3 (9.4)%    $141.8  $142.1 (0.2)%

Operating Expenses;
 excluding non-recurring items $47.2    $44.5  6.3%     $139.0  $129.8  7.1%
Provision for litigation claim   -        -                -     $29.6

Net Income (Loss)              $(2.0)    $3.8             $2.6  $(12.4)

Net Income (Loss) per Share    $(0.14)  $0.25            $0.17  $(0.89)

------------------------------------------------------------------------------

Net Income (Loss), excluding
 non-recurring items           $(2.0)   $3.8             $2.6    $10.2

Net Income (Loss) per Share,
 excluding non-recurring       $(0.14)  $0.25            $0.17   $0.68
 items
------------------------------------------------------------------------------

The Company reported a net loss of $2.0 million or $0.14 per share in the third quarter of 1997 compared with net income of $3.8 million or $0.25 per share in the third quarter of 1996. The results were consistent with guidance provided by the Company in a press release dated July 14, 1997. For the first nine months, the Company reported net income of $2.6 million or $0.17 per share in 1997 compared with a net loss of $12.4 million or $0.89 per share in 1996. Excluding non-recurring items, net income for the first nine months of 1996 would have been $10.2 million or $0.68 per share. There were no non-recurring items during the first nine months of 1997.

REVENUES AND GROSS PROFIT
-------------------------

The Company's worldwide revenues decreased 7.3% to $93.0 million in the third quarter of 1997 compared with $100.3 million in the third quarter of 1996. Product sales decreased by $8.0 million or 10.3% in the third quarter of 1997 compared to the same period in the prior year. The decline in product sales is largely attributable to delays in customer order placements associated with the introduction of the Company's new HDI(R) 5000 system, the foreign exchange impact of the stronger U.S. dollar on international business, primarily in Europe, and the loss of revenues caused by the sale of the Company's image management business to Eastman Kodak. The transition of older products (Apogee(R) CX/CX200 and UM9 HDI) from the product line also impacted product revenues in comparison to the third quarter of 1996.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations (Continued)
           -----------------------------------

Service revenues increased $.7 million or 3.3% compared with the third quarter of 1996, primarily due to growth in the worldwide installed base of ATL's products. Despite the factors noted above, worldwide revenues were essentially level with the prior year at $293.9 million for the first nine months of 1997, primarily due to the continued success of the Company's HDI 3000 product family in both the U.S.and international markets.

Gross profit was $44.6 million in the third quarter of 1997, a decrease of $4.7 million compared with gross profit of $49.3 million in the same quarter of the prior year. Total gross margin for the third quarter of 1997 decreased to 48.0% compared with 49.1% in the prior year. These decreases reflect the impact of a stronger U.S. dollar as well as delays in customer order placements associated with the introduction of new products as discussed above. For the first nine months of 1997, gross profit was $141.8 million compared to $142.1 million for the same period of 1996. Year-to-date gross margin decreased to 48.3% from 48.4% in 1996 for the reasons noted above.

OPERATING EXPENSES, NET
-----------------------

Operating expenses, excluding non-recurring items, increased to $47.2 million in the third quarter of 1997 from $44.5 million in the same period of 1996. Selling, general and administrative expenses were $32.7 million, an increase of 9.9% over the third quarter of 1996. The increase in selling, general, and administrative expenses reflects product launch costs associated with the introduction of the Company's premium performance HDI 5000 system, partially offset by a favorable foreign exchange impact in Europe and the sale of the Company's image management business. Research and development expenses decreased 2.6% to $13.8 million in the third quarter of 1997 compared with $14.2 million in the third quarter of 1996. The decrease in R&D expenses is primarily due to the timing of new product development programs, including costs related to both the HDI 5000 and HDI 1000 systems, as well as the sale of the Company's image management business. For the first nine months of 1997, operating expenses, excluding non-recurring items, increased to $139.0 million or 47.3% of total revenues compared to $129.8 million or 44.2% of total revenues in 1996.

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations (Continued)
          -----------------------------------

ACCRUAL FOR LITIGATION CLAIM
----------------------------

ATL accrued a non-recurring provision for a patent litigation claim of $29.6 million in the second quarter of 1996 in addition to $5.0 million which had been accrued in 1994. The underlying lawsuit was filed by SRI International (SRI) on July 15, 1991 in the U.S. District Court for the Northern District of California and concerns a patent on an electrical circuit allegedly used in three of ATL's discontinued products. The patent expired in 1994 and the circuit in dispute has never been used in any of ATL's current product lines. The court granted a motion by SRI requesting partial summary judgment in November 1992 and the U.S. Court of Appeals for the Federal Circuit affirmed the summary judgment in December 1994. In May 1996, the District Court awarded damages to SRI of $27.9 million plus interest and legal fees. The Company appealed the amount of damages awarded and posted a supersedeas bond in June, 1996 secured by a letter of credit collateralized by cash and cash equivalents. On October 24, 1997, the Company was informed that the U.S. Court of Appeals affirmed the lower court judgment in favor of SRI in the patent lawsuit. The decision in this lawsuit does not adversely affect current or future product shipments. The Company believes its accrual for litigation claim is adequate to cover the liability to SRI and that the Court's decision will have no impact on its reported results, nor will it have any effect on the sale, use or service of any current or past products.

INTEREST INCOME AND EXPENSE
---------------------------

The Company earned net interest income of $0.2 million during the third quarter of 1997 compared with net interest expense of $0.1 million during the same period in 1996. Net interest income includes interest income earned on cash balances available for investment and extended term receivables, offset by post-judgment interest expense accrued on the damages awarded for the patent litigation claim discussed above as well as interest expense on long-term debt. Interest expense will continue to be accrued on the patent litigation claim until the final claim is paid.

TAXES AND NET INCOME (LOSS)
---------------------------

For the third quarter of 1997, the Company reported an income tax benefit of $0.5 million, which represents a 20% effective tax rate for U.S. federal, state and foreign income. For the third quarter of 1996, the Company reported income tax expense of $0.9 million.

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations (Continued)
           -----------------------------------

                 CAPITAL RESOURCES AND LIQUIDITY
                 -------------------------------
       -----------------------------------------------------
        (In millions)                   9/26/97    12/31/96
       -----------------------------------------------------

        Cash and cash equivalents        $68.3      $ 63.3

        Total Assets                    $371.2      $380.2

        Long-term debt                  $ 12.4      $ 12.9

        Shareholders' Equity            $205.8      $211.3

       -----------------------------------------------------

Cash and cash equivalents totaled $68.3 million at September 26, 1997 compared with $63.3 million at December 31, 1996. As shown in the Condensed Consolidated Statement of Cash Flows, during the first nine months of 1997, the Company generated $17.6 million from operating activities and used $5.7 million for financing activities. At September 26, 1997, receivables, net, decreased $20.0 million from December 31, 1996 reflecting seasonally high activity levels in the fourth quarter of 1996. Inventory levels increased by $15.8 million primarily in anticipation of increasing sales activity levels in the fourth quarter and for the shipments of the new HDI 5000 and HDI 1000 products. During the first nine months of 1997, the Company used $11.9 million to repurchase shares of its common stock, which was partially offset by $6.6 million generated from the exercise of employee stock options.

On May 7, 1997, the Company's Board of Directors authorized a new repurchase program to acquire up to 1,000,000 shares of common stock. During the third quarter of 1997, the Company repurchased 195,200 shares of its own stock under this new program. Under a previous authorization, the Company repurchased a total of 436,800 shares as of the first half of 1997. A combined total of 632,000 shares have been repurchased under both authorizations as of September 26, 1997.

The Company has an accrued liability of $37.1 million as of September 26, 1997 for the patent litigation claim discussed previously. The supersedeas bond posted by the Company during the appeal process is secured by a letter of credit collateralized by cash and cash equivalents. The Company will utilize its cash and cash equivalents to pay the damages from the patent litigation claim (see Accrual for Litigation Claim).

In addition to its cash balances, the Company has available domestic credit facilities of $25 million, including a committed line of credit of $15 million. Barring any unforeseen circumstances or events, management expects existing cash, available credit lines and funds from operations to be sufficient to meet the Company's operating requirements for 1997 (see Forward Looking Information).

Item 2.   Management's  Discussion and Analysis of Financial
          --------------------------------------------------
          Condition and Results of Operations (Continued)
          -----------------------------------


The Company began construction of a new 101,000 square foot building on its corporate campus in August 1997. The building's projected completion date is scheduled for July 1998 and has an estimated cost of $15-16 million. Initial funding for the project will come from working capital with a transition to long-term debt as the building reaches completion in 1998.

FORWARD LOOKING INFORMATION
---------------------------

As an update to the forward looking information provided in the Company's 1996 Annual Report to Shareholders and the Form 10-Q filings for the first and second quarters of 1997, the Company provides the following information.

The Company expects revenues in the fourth quarter of 1997 to fall within an approximate range of $140-145 million with a gross margin at or above 50%. Total operating expenses are anticipated to be about $50-52 million. Total earnings per share for the full year is expected to be in line with, or somewhat below, figures reported for fiscal year 1996, excluding non-recurring items in 1996. The Company believes it will continue to make progress towards its goal of achieving a return on equity of 15.0% by the end of 1998.

The above statements and other statements in this report identified by cross reference to this section are forward looking statements that involve a number of risks and uncertainties and should be read in conjunction with the Company's 1996 Annual Report to Shareholders, which is incorporated by reference to the Company's 1996 Form 10-K, the Company's news releases, and the Company's SEC filings during 1997. There are certain important factors that could cause actual results to differ materially from those anticipated by the Company, which include the following factors. The Company and several of the Company's competitors announced new ultrasound products and features in 1996 and 1997, which may cause potential customers to alter or defer their buying plans and intentions. Increased competition in the ultrasound market may adversely impact the Company's sales order volume or timing or selling prices or all of these factors. Unanticipated events, such as delays in the Company's product development, the unavailability of vendor supplied components critical to the Company's products, a stronger U.S. dollar, delays or disruptions in obtaining regulatory approvals or from other regulatory actions, delays in contractual payments due the Company, or changes in the Company's strategy resulting from competitive pressures, reallocation of research and development or other priorities and resources, or reallocation of resources for unanticipated opportunities also could affect operating results. The estimated cost and/or completion date of the building under construction depends to a large degree on contractor performance and could be adversely affected by factors such as construction delays or cost overruns, adverse weather conditions, contractor labor disputes or other factors inherent in construction projects.

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

PART II   Other Information
-------   -----------------

Item 1.   Legal Proceedings - On October 24, 1997, the Company was
          -----------------
          informed that the U.S. Court of Appeals affirmed the lower court judgment in favor of SRI in the patent lawsuit. See Part 1-Item 2 above, ACCRUAL FOR LITIGATION CLAIM. The decision in this lawsuit does not adversely affect current or future product shipments. The Company believes its accrual for litigation claim is adequate to cover the liability to SRI and that the Court's decision will have no impact on its reported results, nor will it have any effect on the sale, use or service of any current or past products. The Company will continue to accrue interest expense on the patent litigation claim until the final claim is paid.

Item 2.   Changes in Securities - None.
          ---------------------

Item 3.   Defaults Upon Senior Securities - None.
          -------------------------------

Item  4.  Submission of Matters to a Vote of Security Holders - None.
          ---------------------------------------------------

Item 5.   Other Information - None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits - Financial Data Schedule
          (b)  Reports of Form 8-K - None.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ATL ULTRASOUND, INC.
                                       (Registrant)



Date: November 6, 1997     BY:/s/ Harvey N. Gillis
                              ----------------------------
                                  Harvey N. Gillis

                                  Senior Vice President
                                Finance and Administration
                               and Chief Financial Officer