Form 10-K
period 1997-12-31
ATL ULTRASOUND INC
filed 1998-03-30
CIK 806086

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER 0-15160

                             ATL ULTRASOUND, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 WASHINGTON                        91-1353386
                 ----------                        ----------
       (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)


        22100 BOTHELL-EVERETT HIGHWAY              98041-3003
                P.O. BOX 3003                      ----------
             BOTHELL, WASHINGTON                   (ZIP CODE)
   --------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 487-7000
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On February 27, 1998, the aggregate market value of the voting stock held by non affiliates of the registrant was $648,604,001 based upon the closing sale price of $45.50 per share on the Nasdaq National Market on such date.

  Number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding as of February 27, 1998: 14,464,614.

            DOCUMENTS INCORPORATED BY REFERENCE                 PART
            -----------------------------------                 ----
     Annual Report to Shareholders for the fiscal year
      ended December 31, 1997.......................... Part II (Items 6-8)
                                                        Part IV (Item 14)
     Proxy Statement for the 1998 Annual General
      Meeting of Shareholders.......................... Part III (Items 10-13)

                          EXHIBIT INDEX IS ON PAGE 24

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              ATL ULTRASOUND, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
 ITEM 1.  Business.......................................................     3
 ITEM 2.  Properties.....................................................    14
 ITEM 3.  Legal Proceedings..............................................    15
 ITEM 4.  Submission of Matters to a Vote of Security Holders............    15
                                      PART II
          Market for Registrant's Common Equity and Related Shareholder
 ITEM 5.  Matters........................................................    16
 ITEM 6.  Selected Financial Data........................................    16
          Management's Discussion and Analysis of Financial Condition and
 ITEM 7.  Results of Operations..........................................    16
 ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk.....    16
 ITEM 8.  Financial Statements and Supplementary Data....................    17
          Changes in and Disagreements with Accountants on Accounting and
 ITEM 9.  Financial Disclosure...........................................    17
                                      PART III
 ITEM 10. Directors and Executive Officers of the Registrant.............    17
 ITEM 11. Executive Compensation.........................................    17
 ITEM 12. Security Ownership of Certain Beneficial Owners and Management.    17
 ITEM 13. Certain Relationships and Related Transactions.................    17
                                      PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 ITEM 14. K..............................................................    18

                                    PART I

ITEM 1. BUSINESS

STRUCTURE OF THE COMPANY

  ATL Ultrasound, Inc. ("ATL" or the "Company") is engaged in the high-technology medical systems business. ATL develops, manufactures, markets and services diagnostic medical ultrasound systems and related accessories and supplies worldwide. The Company currently operates through 14 international affiliates and through approximately 60 local distributors worldwide.

COMPANY HISTORY

  ATL was founded in 1969 when it was incorporated as Advanced Technology Laboratories, Inc. In 1980 the Company was acquired by Squibb Corporation ("Squibb"). In 1986 Squibb organized its medical equipment businesses, including SpaceLabs Medical, Inc. ("SpaceLabs"), a manufacturer and supplier of patient monitoring and clinical information systems, under a corporate holding company, Westmark International Incorporated ("Westmark) and spun the companies off through a distribution of Westmark common stock to Squibb shareholders on January 2, 1987. In 1992 Westmark shareholders voted to separate Westmark into two publicly traded companies comprising two major operating subsidiaries, ATL and SpaceLabs. Westmark shareholders received an equal number of shares of the new separate public company, SpaceLabs, and Westmark changed its name to Advanced Technology Laboratories, Inc., the same name as that of its remaining operating subsidiary.

  In May 1994 the Company acquired Interspec, Inc. ("Interspec"), a developer and manufacturer of medical diagnostic ultrasound systems and transducers headquartered in Ambler, Pennsylvania through a stock for stock exchange that was approved by the shareholders of both companies. This acquisition added the Apogee(R) product lines of Interspec to those of ATL, giving the Company an expanded presence in the mid-range price and cardiology ultrasound markets. During 1995 the Company consolidated Interspec's Ambler, Pennsylvania operations with ATL's worldwide headquarters operations in Bothell, Washington. In 1995 the Company reincorporated in the state of Washington from its original domicile in Delaware. In 1997 the Company changed its name to ATL Ultrasound, Inc. to more clearly designate the focus of the Company on medical ultrasound. ATL conducts a substantial portion of its business through its domestic operating subsidiary, now known as Advanced Technology Laboratories, Inc.

  In February 1996 the University of Washington and ATL announced that they and partners VLSI Technology, Inc. and Harris Semiconductor had been awarded funding under the Technology Reinvestment Project by the U.S. government's Advanced Research Project Agency to develop an ultrasound diagnostic instrument small enough to hold in one's hand for use in battlefield and trauma situations. Work under this program commenced in June, 1996 and is expected to culminate in the third quarter of 1998 with the delivery of prototype handheld ultrasound systems to the U.S. Navy, which is overseeing the program. The partners in the program will retain the rights to commercial applications of the program's developments. In February 1997 the Company announced that it had formed a business unit within the Company which has as its objective the commercialization of the technology resulting from this program. In February 1998 the Company announced that it was distributing stock of a newly formed, independent company, SonoSight, Inc., to ATL shareholders as a tax-free stock dividend. This new company has as its objective the commercialization of handheld ultrasound systems in the marketplace. The Company expects to complete this spin-off in the second quarter of 1998.

THE ULTRASOUND BUSINESS

  ATL develops, manufactures, markets and services diagnostic medical ultrasound systems that are widely used in a number of medical applications to assist the physician in monitoring and diagnosing a variety of conditions, such as tumors, inflammations, obstructions, cardiovascular diseases, fetal development, and surgical assessment. A noninvasive procedure, ultrasound uses high frequency sound waves to image the body's soft tissue, organs and blood flow in real time. It is highly cost effective and can eliminate the need for more invasive and expensive procedures. ATL is one of the leading suppliers of diagnostic ultrasound systems in the world. Its High Definition(TM) Imaging (HDI(R)) and Apogee(R) product lines serve all major diagnostic ultrasound clinical markets--radiology, cardiology, obstetrics/gynecology ("OB/GYN") and vascular medicine--and a variety of newly emerging clinical markets such as musculoskeletal diagnosis. These product lines span a range of system prices from mid to premium priced ultrasound products.

  Diagnostic ultrasound products, upgrades and accessories sold for use in hospitals, clinics and physicians' offices accounted for an estimated $2.5 billion worldwide market in 1997. The total medical imaging market, including x-ray, MRI and CT imaging equipment is estimated by the Company to be over $8 billion worldwide in 1997.

ULTRASOUND TECHNOLOGY

 ATL's Technology

  The Company believes that it has become a worldwide leader in ultrasound technology through its proprietary position in digital, broad bandwidth beamforming, advanced software, and broad bandwidth scanhead technologies. Ultrasound systems include three major components: a scanhead which transmits sound waves into the body of a patient, receives returning echoes from the patient and converts the echoes into electrical signals; a processing unit which processes the electrical echo signals into images and measurements of physiological conditions within the patient's body; and a monitor which displays the resulting images or measurement information. ATL's scanheads are characterized by the breadth of the bandwidth of ultrasonic signals which are transmitted and received. ATL's HDI systems are characterized by their ability to fully process broadband signals characteristic of the body's tissues digitally. ATL has been a pioneer in digital ultrasound technology and introduced the industry's first digital beamforming processor in 1988. In February 1997 ATL introduced the HDI 1000 system, which combines ATL's core technologies in broadband scanheads, digital beamforming, and advanced proprietary software to form a software-based color system for the world's rapidly growing mid-range markets. In July 1997 ATL introduced its fifth generation digital ultrasound system to the premium ultrasound market, the HDI 5000 system.

ATL'S PRODUCTS

  HDI 5000 ULTRASOUND SYSTEM. In July 1997 ATL introduced its fifth generation digital ultrasound system, the HDI 5000(TM) system, for the premium ultrasound market. The HDI 5000 system is believed to be the world's most powerful ultrasound system, capable of performing over 14 billion operations per second, yet is the same physical size as ATL's previous premium performance product, the HDI 3000 system. The new system incorporates a new, more powerful digital beamformer incorporating four new ASICs (Application Specific Integrated Circuits) which make possible ATL's MicroFine(TM) Grayscale Imaging that provides more subtle tissue information and significantly reduced dot size. At the heart of the HDI 5000 system is a patented new Doppler processor which employs multi-dimensional broadband flow processing to provide new levels of flow sensitivity for deep and small vessels. The HDI 5000 system uses existing HDI scanheads and also operates with three new high-performance broadband scanheads. The HDI 5000cv model of this new system provides advanced performance for the premium cardiology market. The HDI 5000 and 5000cv systems are both available as new ultrasound systems or as on-site upgrades to the HDI 3000 system worldwide, a uniquely flexible option for existing ATL customers. The HDI 5000 system has been selected by NASA for launch on the International Space Station in the year 2001, where the system will be operated by astronauts to diagnose the effects of weightlessness and other characteristics of spaceflight on the human body.

  HDI 3000 ULTRASOUND SYSTEM. In October 1994 ATL introduced its fourth generation digital ultrasound system, the HDI 3000(TM) system. The HDI 3000 system is designed to address the economic imperatives of an evolving health care environment in the United States and international markets. It is lighter in weight than competitive high performance systems, providing greater mobility and enabling it to be easily moved to the bedside of critical care patients. The HDI 3000 system also features an intuitive, ergonomically designed set of user controls, which enable an ultrasonographer or physician to quickly gain confidence in operating the system and performing highly diagnostic examinations. The HDI 3000 system provides interactive menu screens with diagnostic applications selectable at the touch of a button. This feature, called Tissue Specific(TM) Imaging, automatically optimizes over one thousand system operating parameters for the selected diagnostic examination and scanhead. The HDI 3000 system offers full Doppler capability including Color Power Angio(TM) imaging features, Power Motion Imaging(TM) for cardiac applications, Contrast Specific Imaging(TM) for harmonic imaging and imaging with ultrasonic contrast agents, and three dimensional imaging of the human vasculature. In March, 1997 ATL introduced Tissue Harmonic Imaging, a feature derived from the Company's early research in imaging with harmonic contrast agents, which reduces near field clutter in cardiac and deep abdominal images. The HDI 3000 system operates with a full array of broad bandwidth scanheads, including a family of Entos intraoperative scanheads designed for surgical use, the diagnosis of breast disease and musculoskeletal injuries.

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

  The HDI 1000 system is also unique among mid-range ultrasound products for its broad range of communication capabilities. The HDI 1000 system's MSM technology comes equipped for remote Internet/Intranet access to images and reports stored in the system's memory. ATL's patented WebLink(TM) feature enables physicians to simultaneously view images on the system and consult with colleagues around the globe directly from the HDI 1000 system. The system can even be remotely controlled through secure Web pages transmitted over the Internet. The fully integrated communication capabilities enable patient reports and ultrasound images to be printed directly on standard desktop printers.

  The HDI 1000 system utilizes scanheads of the other ATL HDI systems and the ease of control of HDI Tissue Specific(TM) Imaging, enabling existing ATL customers to apply their existing HDI scanheads and previously acquired operating skills directly to the HDI 1000 system.

  APOGEE 800PLUS SYSTEM. In 1994 the Company introduced the mid-range Apogee 800 system for the mid-range radiology and internal medicine markets. The Apogee 800 system offers features normally found on high performance systems and can be configured to address the broad array of clinical needs of the radiologist, internal medicine specialist, and OB/GYN physician. In 1996 ATL introduced an upgraded model of this product, the Apogee 800PLUS, offering improved image quality, Doppler performance, processing capability, improved analysis packages and user controls. The Apogee 800PLUS system is available in a full cardiology configuration with three convex phased array scanheads, the 4-2C15 adult cardiology probe, the 6-3C13 small adult cardiology probe, and the 8-5C11 pediatric cardiology probe, and integrated stress echo capability.

  In September, 1996 the Company announced that it had entered into a technology transfer agreement with the Shantou Institute of Ultrasonic Instruments (SIUI), whereby SIUI will manufacture Apogee 800PLUS systems in the People's Republic of China. SIUI also acquired the exclusive right to distribute the Apogee 800PLUS system in that country. The Company completed this technology transfer in 1997. ATL continues to manufacture the Apogee 800PLUS system in Bothell, Washington for worldwide distribution outside of China.

  IMAGE MANAGEMENT PRODUCTS. In February 1997 the Company announced that it had entered into a memorandum of understanding to sell its Nova MicroSonics division to the Eastman Kodak Company ("Kodak"), which is establishing a worldwide presence in multi-modality image management. The Nova MicroSonics division manufactured and marketed networking, image acquisition and measurement products for use in ultrasound data and image management by hospitals, labs, clinics and physician offices. ATL had been working cooperatively with Kodak for a number of years in ultrasound image management product performance and distribution. The Company completed this transaction in May, 1997. The Company continues to work closely with Nova MicroSonics as a division of Kodak in the development and distribution of image management products. The transaction did not result in a material gain or loss to the Company.

  SCANHEADS. ATL believes that its internal resources devoted to development and manufacture of ultrasonic scanheads make it one of the largest ultrasound scanhead manufacturers in the world. ATL's capabilities in scanhead design and manufacture were enhanced in 1994 with the addition of the Echo Ultrasound division of Interspec, located in Reedsville, Pennsylvania. The Reedsville site now develops and manufactures scanheads for ATL products and also offers scanheads to other ultrasound companies.

  ACCESSORIES AND SUPPLIES. The Company sells a variety of ultrasound accessories and supplies, most of which are not manufactured by the Company. These include disposable supplies, such as ultrasound gel and thermal paper, and accessories, such as biopsy guides, printers, cameras and videocassette recorders ("VCRs"). The Company markets these products through direct sales, mail and its customer support organization.

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

  Radiology. The radiology, or general imaging, application, at approximately 49% of the worldwide ultrasound market, is the largest market for ultrasound equipment. The major radiology markets are in the United States, Japan and Europe. Most radiology examinations are conducted in hospitals or large imaging centers.

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

  ATL's radiology product offerings include the premium HDI 5000 system, the high performance HDI 3000 system, the mid-range HDI 1000 system, and the Apogee 800PLUS system.

  Cardiology. The cardiology ultrasound, or echocardiography, application, at approximately 29%, is the second largest market for ultrasound systems. Most dedicated echocardiography system sales occur in the United States, Western Europe, and the more developed Asian and Latin American markets. While most cardiology system sales are to hospitals, the cardiology office practice represents a significant and growing share of the market for echocardiography equipment.

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

  ATL's cardiology product offerings include the HDI 5000cv system, the HDI 3000cv system and the Apogee 800PLUS system.

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

  ATL's OB/GYN product offerings include the HDI 5000 and HDI 3000 systems for perinatology, and the HDI 1000 system and the Apogee 800PLUS system for all OB/GYN applications and markets.

  Vascular. The smallest of the primary clinical markets for ultrasound systems, at approximately 7%, is the vascular ultrasound application, primarily practiced in the United States and Western Europe. Most vascular ultrasound examinations are performed in hospitals.

  Vascular ultrasound studies utilize real-time imaging, Doppler and color Doppler information to identify plaque deposits and their characteristics, clots, and valve competence in blood vessels. Most vascular examinations are performed on the body's extremities, cerebrovascular and deep abdominal regions.

  ATL's vascular product offerings include the HDI 5000, the HDI 3000 and the Apogee 800PLUS systems. The Entos CL10-5 intraoperative scanhead was specially designed for vascular surgery, and addresses the increasing use of ultrasound in the surgical suite to immediately assess the results of surgical procedures.

  Emerging applications. Other specialized applications for ultrasound products, such as breast disease, musculoskeletal, and surgery, are included in the above market percentages. ATL provides the HDI 3000 and HDI 1000 systems with the L10-5 and Entos CL10-5 scanheads for breast clinics and orthopedic and sports medicine clinics, and with the Entos CL10-5, CT8-4 and LI9-5 intraoperative scanheads for surgical suites. The HDI 3000 system is available with the LLI9-5 laparoscopic probe for minimally invasive surgery, and with harmonic and contrast agent imaging capability for emerging applications of contrast agents in both radiology and cardiology.

  PRICE RANGES. The world ultrasound market can be divided into five segments based on broad price ranges. Each market segment is characterized by the level of system performance and the number of scanheads and system features.

  Premium Performance. The premium market segment, comprising about 18% of the world market for ultrasound products, is characterized by ultrasound systems that typically sell for over $160,000 per unit. These systems provide the physician with superior definition of subtle tissue characteristics and incorporate high resolution gray scale imaging, advanced color velocity, power, and spectral Doppler capability, image acquisition storage, display and review capability, advanced automation capabilities, and other features providing additional clinical utility such as Tissue Harmonic Imaging and three dimensional imaging. Typically, systems sold in the premium market are equipped with a wide variety of specialty scanheads. The HDI 5000 and the HDI 5000cv systems are ATL's premium performance products.

  High Performance. The high performance market, comprising about 30% of the world ultrasound market, is characterized by systems with high resolution gray scale imaging and advanced color velocity, power and spectral Doppler capabilities. Systems in this market segment sell between $100,000 and $160,000 per unit and generally include advanced measurement and analysis software, image review capabilities, and a variety of scanhead offerings. ATL sells the HDI 3000 system and fully configured HDI 1000 systems in this market segment.

  Mid-Range. The mid-range market segment, comprising about 28% of the world ultrasound market, is characterized by ultrasound systems that sell between $50,000 and $100,000 per unit. These units are basic gray scale imaging, color and spectral Doppler systems used for routine examinations and reporting and utilize a minimum number of scanheads. Many of these systems are sold to small hospitals and clinics and are used in radiology, cardiology and OB/GYN applications. Refurbished premium and high performance systems with fewer purchased optional features are also sold in this price range. ATL's products in this market segment include the HDI 1000 system and the Apogee 800PLUS system.

  Low-End. The low-end market segment makes up the remaining 24% of the market and is characterized by basic black and white imaging systems that sell below $50,000 per unit. These systems provide limited diagnostic information and are used primarily for monitoring fetal development and in other basic radiology and OB/GYN applications. Most of these systems are sold to private office practitioners and small hospitals. Due to the growing acceptance and affordability of color Doppler systems, units with only greyscale capability represent the slowest growing portion of the market. ATL does not presently compete in this market segment.

  GEOGRAPHIC AREAS. The ultrasound market is divided into four major geographic markets.

  North America. The United States and Canada together comprise about 34% of the world ultrasound market. This market traditionally has been characterized by its emphasis on high performance systems driven by competition for patient referrals. These factors encourage the rapid adoption of new technology. Over the past four years, the emphasis in the United States has turned to more efficient health care delivery and managed care, and been marked by considerable consolidation of health care organizations. The predominately western trend toward managed care has now begun to manifest itself strongly in the eastern U.S., creating new uncertainties among healthcare buyers. With consolidation and economic pressures, the U.S. market has become increasingly value conscious while the installed base of ultrasound technology has continued to age as a whole. In 1997, following several years of stagnant growth, the U.S. market began to manifest signs of new growth, spurred by the introduction of premium ultrasound systems by a number of manufacturers and the desire to replace aging equipment with up-to-date technology.

  Europe. The European market, at 35% of the market, is the largest regional market for ultrasound systems. European health care systems are more centralized than the United States market and are often subject to more rigid governmental regulation. The more regulated character of health care in Europe provides more stability to the European markets than is evident in the U.S. during economic cycles of growth and contraction. Value consciousness and state regulated health care has been characteristic of European markets for a number of years, unlike the United States where these effects are of relatively recent origin. In 1997 the European markets were highly competitive and many U.S.-based manufacturers were disadvantaged in Europe by the strengthening of the U.S. dollar.

  Japan. This market accounts for approximately 11% of worldwide ultrasound sales. Its complex distribution system is highly competitive and Japanese manufacturers account for almost all sales. In 1996 ATL began to experience an emerging market presence in Japan through the efforts of Hitachi Medical Corporation (HMC), ATL's exclusive distributor in the Japanese market. The HDI 5000 system was introduced in the Japanese market in February 1998, joining the HDI 3000 system as ATL's product offerings in that market.

  Asia Pacific and Latin America. The remaining geographic areas of the world account for approximately 20% of the market, and are among the world's fastest growing markets for ultrasound. The Australian market is similar in structure to many European countries. Parts of Asia and Latin America represent some of the fastest growing areas for high performance and mid-range ultrasound products. Many of the newly developing countries in these regions are devoting substantial resources to building a health care infrastructure. Many ultrasound systems sold in these regions are mid-range systems, refurbished systems or new low-priced Japanese systems.

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

  In August 1996 the Company jointly announced with Vital Images, Inc. that the two companies had entered into agreements for the exclusive development and marketing of 3D ultrasound imaging products utilizing Vital Images' volume rendering technology. Under the agreements Vital Images will receive royalties on ATL sales of the jointly developed products. The first product resulting from this collaboration, the Advanced 3DI(TM) system, was introduced by ATL in December 1997. The Advanced 3DI system operates interactively with ATL's new HDI 5000 system which provides acquisition of ultrasound data for three dimensional images. The HDI 5000 system also features fully integrated three dimensional Color Power Angio(TM) imaging, first introduced by ATL on the HDI 3000 system in 1995, and also offers Integrated 3D Grayscale imaging, which was introduced on the HDI 5000 system in December 1997.

MANUFACTURING

  The Company manufactures its ultrasound system products at its facility in Bothell, Washington. Scanheads for ATL products are manufactured in both Reedsville, Pennsylvania and Bothell, Washington. Reedsville also manufactures certain specialty scanheads for other ultrasound companies and users.

  The Company purchases certain unique scanheads from original equipment manufacturers. The Company also purchases the hard-copy output devices sold with its ultrasound systems, such as VCRs and cameras, and other materials and component parts. The OEM scanheads purchased by ATL could be manufactured by ATL, and many of the materials and components used by ATL in the manufacture of ultrasound equipment are available from more than one source of supply. Certain components, however, are single sourced, such as crystals and integrated circuits which are critical to the quality and manufacture of ultrasound equipment. Vendors can also experience difficulty in meeting quality standards the Company requires of its vendors. While any of these single-source items could be replaced over time, abrupt disruption in the supply of a single-source part could have a material adverse effect on ATL's manufacture of the products relying on such items. In addition, these items generally have long order lead times, restricting the Company's ability to respond quickly to changing market conditions.

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

  The Company markets its products internationally through its direct sales and service operations in Argentina, Australia, Austria, Belgium, Canada, China, France, Germany, India, Italy, the Netherlands, Sweden, the United Kingdom and Singapore. In addition, the Company markets its products in India through a joint venture with Indchem Electronics. Other principal markets are covered through a distributor network. European, Middle Eastern and African distributors are managed through ATL's offices in Germany. Distributors serving the Pacific Rim countries are served by ATL's office in Singapore. Latin American and South American distributors are supported by ATL's U.S. offices. Customers outside of the United States accounted for 49% of revenues in 1997.

  The Company's marketing efforts emphasize the development of strong relationships with key medical professionals, participation in national and regional meetings and conventions for physicians and hospitals, direct mail advertising, journal advertising and sponsorship of educational programs.

CUSTOMER SUPPORT AND WARRANTY

  The Company warrants its new and used products for all parts and labor generally for one year from the date of original delivery. The Company offers a variety of post-warranty service agreements permitting customers to contract for the level of equipment maintenance they require. Alternatively, customers can contact ATL as needed and receive service at rates based on labor and cost of parts. The Company's warranty costs are included in cost of product sales. See ITEM 8, Financial Statements and Supplementary Data.

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

  The Company's customer service organizations are an integral part of its sales effort because a customer's decision to purchase a particular product is based in part on the availability and reputation of the service for that product. In addition, the customer service organization sells and installs upgrades for existing customers and provides training for biomedical technicians so customers can service their own systems. The customer education organization provides customer education programs on clinical applications and the use of the Company's products.

COMPETITION

  The ultrasound market is highly competitive. The Company competes worldwide in the major clinical applications of the ultrasound market, in the mid and upper price ranges and in each major geographic market.

Four companies--Toshiba Corporation's Medical Systems Group, ATL, Hewlett-Packard Company's Medical Products Group and Acuson Corporation--account for approximately 60% of the worldwide ultrasound market. The Company believes that these four companies have similar market shares. Toshiba, ATL, and Acuson participate in all of the major clinical ultrasound markets. Hewlett-Packard holds the largest individual market share in the cardiology market and also distributes a mid-range general imaging product. General Electric Medical Systems, Inc. (GEMS) and Siemens Medical Systems, Inc., both of which have extensive businesses in other medical imaging modalities, have in recent years devoted increasing resources to development of their medical ultrasound businesses. GEMS has recently announced plans to acquire the ultrasound businesses of Elbit Ultrasound, which operates principally through subsidiaries Diasonics and Vingmed Sound.

  The year 1997 was marked by major new product offerings by the Company and Hewlett-Packard, continuing a trend which began in 1995. The many new product offerings in recent years have made the ultrasound market even more competitive than in the past, as customers have an even broader range of products from which to choose. The breadth of new products from many companies appears to have lengthened the time required for customers to make decisions to purchase, since customers have many more products to consider before making a purchase decision. Virtually all of the recent competitive product offerings are based upon digital technology to varying degrees, as competitors attempt to position their new products as comparable to those of ATL, which pioneered digital ultrasound systems over a decade ago.

  Many of the Company's major competitors, such as Hewlett-Packard Company's Medical Products Group, Toshiba' Medical Systems Group, General Electric Medical Systems, the Diasonics subsidiary of Elbit, Inc., and Siemens Medical Systems, are divisions or subsidiaries of companies much larger than ATL. GEMS and Siemens, as well as Toshiba and others, have multi-modality medical imaging product offerings, including MRI, CT, nuclear medicine and x-ray products in addition to ultrasound. These companies and several of the Company's other competitors have far greater financial, marketing, servicing, technical and research and development resources than those of the Company, and are able to support and sustain their efforts in the ultrasound market with resources derived from other imaging modalities and businesses.

  In the spin-off of SonoSight, Inc., the Company's handheld ultrasound division, the Company has agreed that it will not enter the handheld ultrasound business for the next five years, a business generally defined as ultrasound systems weighing ten pounds or less. ATL does have a license to use SonoSight developments of the next three years in its non-handheld business and SonoSight has corresponding rights to ATL developments in its handheld business.

  The Company believes that significant competitive factors in the diagnostic ultrasound market include the clinical performance of systems, cost effectiveness of products, reputation for technology leadership, upgradeability to advanced features, availability of Company-provided purchase financing, reliability, ease of use and price of products and service. See "Research and Development." The Company believes that it presently competes favorably with respect to each of these competitive factors, however, there can be no assurances that the Company will be able to fully respond to competitive inroads by companies with far greater resources than ATL.

  Ultrasound is only one of a number of diagnostic imaging technologies currently available, including conventional x-ray, angiography, CT, magnetic resonance imaging and P.E.T. A development in another diagnostic technology or declining prices for these other products which bring them into the range of price competition with ultrasound could adversely affect ATL and the ultrasound industry.

PATENTS, TRADEMARKS AND LICENSES

  The Company has obtained patents on certain of its products and has applied for patents which are presently pending. The Company has also sought trademark protection for the brand names of the products it currently markets. There can be no assurance that any additional patents will be issued or that trademark protection will be granted and maintained.

  Certain critical technology incorporated in the Company's products, including software algorithms, broad bandwidth scanhead technology and ASIC (Application Specific Integrated Circuit) technology, is protected by copyright laws and confidentiality and licensing agreements. The Company's proprietary digital beamformers are protected by confidentiality agreements, patents, copyright and trade secret law. There can be no assurances that these modes of intellectual property protection will continue to maintain the proprietary aspects of ATL's technology.

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

GOVERNMENTAL REGULATION

  Product Regulation. The Company's products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration ("FDA") and corresponding state and foreign agencies, and to various domestic and foreign electrical safety and emission standards. The FDA has broad regulatory powers with respect to preclinical and clinical testing of new medical products and the design, manufacturing, marketing and advertising of medical products. The Company's product development processes, manufacturing facilities, and the manufacture of its products are subject to FDA regulations respecting registration of manufacturing facilities and compliance with the FDA's Quality System Regulations ("QSRs"). The Company is also subject to periodic on-site agency inspection for compliance with such regulations. The Company's ability to obtain timely FDA export and new product approvals is dependent upon the results of such inspections. In January, 1997 the FDA concluded a comprehensive inspection of the Company's Bothell, Washington facilities and all Company products as a part of the approval process for ATL's breast PMA supplement for the HDI 3000 system. The FDA has notified ATL that the Company has satisfied the requirements of this inspection.

  The FDA requires that all medical devices introduced to the market be preceded either by a premarket notification clearance order under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), or an approved PMA application. A 510(k) premarket notification clearance order indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to medical devices that were on the market prior to 1976 or have subsequently received clearance. An approved PMA application indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes approximately six to nine months, while the premarket approval application process typically lasts more than a year. All of ATL's current products have 510(k) clearance and additionally, the HDI 3000 system is cleared to be marketed under ATL's breast PMA application.

  The Company believes that its products comply generally with applicable electrical safety standards, such as those of Underwriters Laboratories and non-U.S. safety standards authorities. Several countries have in recent years changed the electronic emission requirement which must be met by ultrasound equipment. There can be no assurances that the Company will be able to continue to respond to these continually changing regulatory requirements in a timely manner.

  The Company's regulatory compliance programs have been expanded to encompass verification of the Company's compliance with international quality standards for medical device design, manufacture, installation, and servicing known as ISO 9001 standards. All of the Company's manufacturing facilities have qualified for

ISO 9001 registration. In addition, several of the Company's international sales and service subsidiaries received certification under the ISO 9002 standards for sales and service entities. ISO 9001 standards and related medical device directives will become mandatory in Europe in June 1998. The FDA has adopted the ISO 9001 standards as regulatory standards for the United States in the form of the new QSR requirements, which go into effect in June 1998.

  ATL's HDI and Apogee products have received the European Community (CE) mark in Europe. The CE mark means that the HDI products satisfy the regulatory requirements of all of the countries of the European community, enabling the product to be freely marketed throughout Europe. The CE mark will be required to market products in Europe beginning in 1998.

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

  Reimbursement. The Company's products are used by health care providers for diagnostic testing services and other services for which the providers may seek reimbursement from third-party payers, principally in the United States, Medicare, Medicaid and private health insurance plans. Such reimbursement is subject to the regulations and policies of governmental agencies and other third-party payers. For example, the Medicare program, which reimburses hospitals and physicians for services provided to a significant percentage of hospital patients, places certain limitations on the methods and levels of reimbursement of hospitals for procedure costs and for capital expenditures made to purchase equipment, such as that sold by the Company. The Medicare program also limits the level of reimbursement to physicians for diagnostic tests. The state-administered Medicaid programs and private payers also place limitations on the reimbursement of both facilities and physicians for services provided in connection with diagnostic and clinical procedures. Reduced governmental expenditures in the United States and many other countries continue to put pressure on diagnostic procedure reimbursement. The Company cannot predict what changes may be forthcoming in these policies and procedures, nor the effect of such changes on its business.

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

EMPLOYEES

  As of December 31, 1997, the Company had 2,669 employees worldwide. None of the Company's United States employees are covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  Information set forth in "Geographic Segment Information" of the Notes to the Consolidated Financial Statements contained in Note 20 on page 30 of the 1997 Annual Report to Shareholders is incorporated by reference herein.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is information concerning certain officers of the Company who are not Directors.

  Donald D. Blem. Mr. Blem has served as Senior Vice President, Operations since October 1993. He served as Vice President, Operations from February 1988 to October 1993.

  Castor F. Diaz. Mr. Diaz has served as Senior Vice President, Worldwide Sales and Marketing, since February 1995 and as Vice President, ATL Europe from October 1988 to February 1995. He also held various sales and marketing positions with ATL from May 1987 to October 1988.

  Pamela L. Dunlap. Ms. Dunlap has served as Senior Vice President, Finance and Administration, and Chief Financial Officer since February 1998. She served as Vice President and Treasurer of the Company from May 1996 to February 1998, and as Treasurer of the Company from August 1995 to May 1996. From 1992 until August 1995 Ms. Dunlap served as Assistant Treasurer. Prior to that time, she held various financial and administrative positions since joining ATL in March 1987. Prior to joining ATL, Ms. Dunlap was an auditor with Arthur Andersen and Company.

  Jacques Souquet, Ph.D. Dr. Souquet has served as Senior Vice President, Product Generation since October 1993. He served as Vice President, Product Generation from October 1992 to October 1993, as Vice President, Strategic Marketing and Product Planning from July 1990 to October 1992 and as Director of Strategic Marketing and Product Planning from March 1989 to June 1990.

ITEM 2. PROPERTIES

  The Company owns two buildings on the corporate campus at 22100 Bothell Everett Highway, Bothell, Washington 98021, consisting of 365,000 square feet and is presently constructing a third building of 101,000 square feet which it expects to occupy during the third quarter of 1998. These buildings include the Company's corporate headquarters and its major manufacturing facility, as well as the Company's research and development, sales, service, marketing and administrative functions. The Company also leases space in several buildings in nearby business parks.

  The Company's Reedsville facility occupies 63,000 square feet in a building owned by the Company in Reedsville, Pennsylvania. ATL continues to own a building of 70,000 square feet in Ambler, Pennsylvania, which is occupied by the Company's cardiology sales organization. The unused space in the Ambler building is currently listed for lease.

  The Company's direct business operations in the United States and other countries lease office and warehouse space in their respective countries.

  There are no significant unutilized facilities for ongoing operations, other than those discussed above, and the Company believes its existing facilities are sufficient to meet its near-term operating requirements.

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

  In May 1996, a U.S. District Court in California ordered the Company to pay damages in the amount of $27.9 million together with interest, costs and attorney fees on a patent infringement claim by SRI International, Inc. ("SRI") relating to an electrical circuit alleged to be used in several of the Company's discontinued products. The patent expired in 1994. In September 1997 the Federal Circuit Court of Appeals in Washington, D.C. upheld the decision of the District Court. The Company completed payment of the assessed damages and the supersedeas bond was released in the fourth quarter of 1997. The Company accrued a provision in 1996 for the full amount of the damages awarded and accrued interest during the appeal process. See Note 10 of the Notes to the Consolidated Financial Statements on page 24 of the 1997 Annual Report to Shareholders incorporated by reference herein. There can be no assurance the Company will not be subject to claims of patent infringement by other parties or that such claims will not require the Company to pay substantial damages or delete certain features from its products or both.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Market and Market Price for Common Stock. The Company's Common Stock, $0.01 par value, trades on the Nasdaq Stock Market under the symbol ATLI and is an authorized security for quotation on the Nasdaq Stock Market's National Market System (the "Nasdaq National Market").

  The market prices of the Company's Common Stock during the two-year period ended December 31, 1997 are set forth below. The prices reflect the high and low trading prices during each quarter as reported by the Nasdaq National Market to ATL.

        ATL COMMON STOCK                                            HIGH   LOW
        ----------------                                           ------ ------
     Quarter ended December 31, 1997.............................. 48.125 39.438
     Quarter ended September 26, 1997............................. 47.875 33.75
     Quarter ended June 27, 1997.................................. 45.25  27
     Quarter ended March 28, 1997................................. 37     28.75
     Quarter ended December 31, 1996.............................. 33.25  25
     Quarter ended September 27, 1996............................. 38.50  25.25
     Quarter ended June 28, 1996.................................. 40.75  26.50
     Quarter ended March 29, 1996................................. 31.50  20.50

  Shareholders. The number of shareholders of record of the Company's Common Stock as recorded on the books of ATL's Registrar and Transfer Agent as of March 20, 1998 was 7,256.

  Dividends. The Company has not paid cash dividends on its capital stock and does not currently have any plans to pay such dividends in the foreseeable future. The Company's dividend policy is dependent upon its earnings, the overall financial condition of ATL, and other factors to be considered by the Board of Directors from time to time.

ITEM 6. SELECTED FINANCIAL DATA

  Reference is made to page 12 of the 1997 Annual Report to Shareholders, which is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Reference is made to pages 13 through 16 of the 1997 Annual Report to Shareholders, which is incorporated herein by reference and made a part hereof in response to the information required by this item.

  Updating the "Capital Resources and Liquidity" section on page 15 of "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the Company has recently decided to contribute capital of $18 million in cash to SonoSight, Inc. on the Distribution Date, and $12 million in cash on January 15, 1999. SonoSight, Inc. is the wholly-owned subsidiary consisting of ATL's handheld business which the Company intends to spin-off to ATL shareholders through a tax-free stock distribution in the second quarter of 1998. This change in capital structure was prompted by Nasdaq National Market listing requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable. The Company is a non-bank and non-thrift registrant which is not subject to this reporting requirement until fiscal years ending after June 15, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following Consolidated Financial Statements are incorporated herein by reference and made a part hereof from the 1997 Annual Report to Shareholders in response to the information required by this item:

                                                                           PAGE
                                                                           -----
     Independent Auditors' Report........................................     17
     Consolidated Financial Statements:
       Consolidated Balance Sheets at December 31, 1997 and 1996.........     18
       Consolidated Statements of Operations for each of the years in the
        three-year period ended December 31, 1997........................     19
       Consolidated Statements of Cash Flows for each of the years in the
        three-year period ended December 31, 1997........................     20
       Consolidated Statements of Shareholders' Equity for each of the
        years in the three-year period ended December 31, 1997...........     21
       Notes to Consolidated Financial Statements........................  22-31

  See Part IV, Item 14, for the Financial Statement Schedules filed with this Form 10-K Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Part III (Items 10) is partially set forth in ATL's definitive proxy statement for the Company's 1998 Annual General Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days of December 31, 1997. Such information is incorporated herein by reference and made a part hereof.

  The information set forth in ITEM 1 "Executive Officers of the Registrant", found on page 14 of this Form 10-K is incorporated herein by reference in response to the information required by this item.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Part III (Item 11) is set forth in ATL's definitive proxy statement for the Company's 1998 Annual General Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days of December 31, 1997. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Part III (Item 12) is set forth in ATL's definitive proxy statement for the Company's 1998 Annual General Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days of December 31, 1997. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Part III (Item 13) is set forth in ATL's definitive proxy statement for the Company's 1998 Annual General Meeting of Shareholders which will be filed pursuant to Regulation 14A within 120 days of December 31, 1997. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

  1. Financial Statements.

  As noted in Part II, Item 8, the following financial statements have been incorporated by reference from the Company's 1997 Annual Report to
Shareholders:

    Independent Auditors' Report

    Consolidated Financial Statements:

      Consolidated Balance Sheets at December 31, 1997 and 1996
      Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997.
      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997.
      Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1997.
      Notes to Consolidated Financial Statements.

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

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. (19)
II--Valuation and Qualifying Accounts for the Years ended December 31,
 1997, 1996 and 1995...................................................... (27)

  All other schedules are omitted because they are not applicable, the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
ATL Ultrasound, Inc.:

  Under date of February 13, 1998 we reported on the consolidated balance sheets of ATL Ultrasound, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Seattle, Washington
February 13, 1998

                            CONSENT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
ATL Ultrasound, Inc.:

  We consent to incorporation by reference in the registration statements, 333-41217, 333-29955, 333-08881, 33-61807, 33-38218, 33-38217, 33-28830, 33-
28092, 33-22434, 33-10618, 33-47967, 33-54757, 33-59914 and 33-66298 on Form
S-8, of ATL Ultrasound, Inc., of our reports dated February 13, 1998, relating to the consolidated balance sheets of ATL Ultrasound, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and related financial statement schedule, which reports appear in the December 31, 1997 annual report on Form 10-K, or are incorporated by reference therein from the 1997 annual report to shareholders of ATL Ultrasound, Inc.

                                          KPMG Peat Marwick LLP

Seattle, Washington
March 27, 1998

                                  SIGNATURES

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DENNIS C. FILL, PAMELA L. DUNLAP, and W. BRINTON YORKS, Jr. and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ATL Ultrasound, Inc.
                                          (Registrant)

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

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----
       /s/ Dennis C. Fill            Chairman of the Board, Chief  March 27, 1998
____________________________________  Executive Officer,
           Dennis C. Fill             President and Director

      /s/ Pamela L. Dunlap           Senior Vice President and     March 27, 1998
____________________________________  Chief Financial Officer
          Pamela L. Dunlap

      /s/ Kirby L. Cramer            Director                      March 27, 1998
____________________________________
          Kirby L. Cramer

     /s/ Harvey Feigenbaum           Director                      March 27, 1998
____________________________________
       Harvey Feigenbaum M.D.

      /s/ Eugene A. Larson           Director                      March 27, 1998
____________________________________
          Eugene A. Larson

       /s/ Ernest Mario              Director                      March 27, 1998
____________________________________
        Ernest Mario, Ph.D.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----
       /s/ John R. Miller            Director                      March 27, 1998
____________________________________
           John R. Miller

    /s/ Phillip M. Nudelman          Director                      March 27, 1998
____________________________________
        Phillip M. Nudelman

        /s/ Harry Woolf              Director                      March 27, 1998
____________________________________
         Harry Woolf, Ph.D.

       /s/ Edith M. Feild            Vice President and Corporate  March 27, 1998
____________________________________  Controller (Principal
           Edith M. Feild             Accounting Officer)

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                            DESCRIPTION
 -----------                                            -----------

   (A)   3.1  Articles of Incorporation of ATL Ultrasound, Inc.

   (B)   3.2  Certificate of Designation of Series A, Participating Cumulative Preferred Stock Setting Forth the Powers,
              Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock of ATL Ultrasound,
              Inc.

   (C)   3.3  Bylaws of ATL Ultrasound, Inc.

   (D)   4.1  Amended and Restated Rights Agreement between Advanced Technology Laboratories, Inc. and First Chicago Trust Company
              of New York dated as of June 26, 1992.

   (E)   4.2  Revolving Credit Loan Agreement by and among Advanced Technology Laboratories, Inc. (Washington), Advanced Technology
              Laboratories, Inc. (Delaware) and Seattle-First National Bank dated as of June 26, 1992 and supplemental letter dated
              February 4, 1993.

   (E)   4.3  Uncommitted Line of Credit for $10 million by and among Advanced Technology Laboratories, Inc. (Washington), Advanced
              Technology Laboratories, Inc. (Delaware) and Seattle-First National Bank dated as of June 18, 1992.

   (F)  10.1  Lease between WRC Properties, Inc. and Advanced Technology Laboratories, Inc. dated January 10, 1992.

   (G)  10.2  Note dated November 30, 1989 in the principal amount of $2,000,000 issued by Montgomery County Industrial Development
              Corporation to The Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993
              Annual Report, filed as Exhibit 10.27 on Form 10-K, filed on February 25, 1994).

   (G)  10.3  Loan Agreement dated November 30, 1989 between Montgomery County Industrial Development Corporation and The
              Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.26 on Form 10-K, filed on February 25, 1994).

   (G)  10.4  Mortgage dated November 30, 1989 between Montgomery County Industrial Development Corporation and The Pennsylvania
              Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit
              10.28 on Form 10-K, filed on February 25, 1994).

   (G)  10.5  Memorandum of Installment Sale Agreement and Amendment dated November 30, 1989 between Montgomery County Industrial
              Development Corporation and The Pennsylvania Industrial Development Authority (incorporated by reference from
              Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.13 on Form 10-K, filed on February 25, 1994).

   (G)  10.6  Amendment to Installment Sale Agreement dated November 30, 1989 between Montgomery County Industrial Development
              Corporation and The Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993
              Annual Report, filed as Exhibit 10.12 on Form 10-K, filed on February 25, 1994).

   (G)  10.7  Assignment of Installment Sale Agreement and Amendment dated November 30, 1989 by Montgomery County Industrial
              Development Corporation to The Pennsylvania Industrial Development Authority (incorporated by reference from
              Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.14 on Form 10-K, filed on February 25, 1994).

   (G)  10.8  Consent, Subordination and Assumption Agreement dated November 30, 1989 between Montgomery County Industrial
              Development Corporation and The Pennsylvania Industrial Development Authority (incorporated by reference from
              Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.25 on Form 10-K, filed on February 25, 1994).

 EXHIBIT NO.                                               DESCRIPTION
 -----------                                               -----------
      (G) 10.9   Promissory Note dated May 29, 1990 in the principal amount of $1,500,000 from Mifflin County Industrial Development to The Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual
                 Report, filed as Exhibit 10.19 on Form 10-K, filed on February 25, 1994).

      (G) 10.10  Loan Agreement dated May 29, 1990 between Mifflin County Industrial Development and The Pennsylvania Industrial
                 Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.33 on
                 Form 10-K, filed on February 25, 1994).

      (G) 10.11  Mortgage dated May 29, 1990 between Mifflin County Industrial Development and The Pennsylvania Industrial
                 Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.20 on
                 Form 10-K, filed on February 25, 1994).

      (G) 10.12  Installment Sale Agreement dated October 14, 1988 between Mifflin County Industrial Development and Interspec,
                 Inc.; Amendment of to Installment Sale Agreement dated December 9, 1988; and Second Amendment to Installment Sale
                 Agreement dated May 29, 1990 (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit
                 10.22 on Form 10-K, filed on February 25, 1994).

      (G) 10.13  Assignment of Installment Sale Agreement dated May 29, 1990 by Mifflin County Industrial Development to The
                 Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.23 on Form 10-K, filed on February 25, 1994).

      (G) 10.14  Consent, Subordination and Assumption Agreement dated May 29, 1990 by Mifflin County Industrial Development to The
                 Pennsylvania Industrial Development Authority (incorporated by reference from Interspec, Inc. 1993 Annual Report, filed as Exhibit 10.32 on Form 10-K, filed on February 25, 1994).

      (H) 10.15  Purchase and Sale Agreement by and between ELDEC Corporation, N.C. ELDEC Inc. and ATL for the sale of ELDEC
                 Building and surrounding property.

      (H) 10.16  Certificate and Indemnity Agreement by ATL for the benefit of Seattle First National Bank for $11,500,000 loan for
                 ELDEC Building and surrounding property.

      (H) 10.17  Deed of Trust, Security Agreement as of December 28, 1994, by ATL to Rainier Trust Company for the Benefit of
                 Seattle-First National Bank, for ELDEC Building and surrounding property.

      (H) 10.18  Promissory Note for $11,500,000 dated December 28, 1994 from ATL to Seattle-First National Bank for ELDEC Building and surrounding property.

(I)(M)(R) 10.19  1986 Amended and Restated Option, Restricted Stock, Stock Appreciation Right and Performance Unit Plan.

   (M)(R) 10.20  Advanced Technology Laboratories, Inc. Incentive Savings and Stock Ownership Plan, Amended and Restated effective
                 January 1, 1997.

      (M) 10.21  First Amendment to the Advanced Technology Laboratories, Inc. Incentive Savings and Stock Ownership Plan, effective
                 July 1, 1997.

   (M)(C) 10.22  Advanced Technology Laboratories, Inc. Supplemental Benefit Plan A, Amended and Restated January 1, 1996.

   (M)(C) 10.23  ATL Supplemental Benefit Plan B, Amended and Restated January 1, 1996.

      (H) 10.24  Trust Agreement for Incentive Savings and Stock Ownership Plan by and between Advanced Technology Laboratories,
                 Inc. and First Interstate Bank of Washington, N.A. effective June 26, 1992.

  EXHIBIT NO.                                                DESCRIPTION
  -----------                                                -----------
   (M)(J) 10.25  Amended and Restated Retirement Plan, effective May 17, 1994.

   (M)(J) 10.26  First Amendment to ATL Retirement Plan dated December 29, 1995.

   (M)(C) 10.27  Second Amendment to ATL Retirement Plan dated July 25, 1996.

          10.28  Third Amendment to the Advanced Technology Laboratories, Inc. Retirement Plan.

      (H) 10.29  Amended and Restated Retirement Plan Trust Agreement by and between Advanced Technology
                 Laboratories, Inc. and First Interstate Bank of Washington, N.A. effective December 29, 1993.

(K)(M)(R) 10.30  Management Incentive Compensation Plan.

   (L)(M) 10.31  Amendment to Management Incentive Compensation Plan, effective May 5, 1993.

      (E) 10.32  Employee Benefit Allocation Agreement between Westmark International Incorporated and SpaceLabs
                 Medical, Inc. dated as of May 18, 1992.

(N)(M)(R) 10.33  Amended 1992 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit
                 Plan, dated May 8, 1996.

      (E) 10.34  Forms of Option Grant, Restricted Stock Award Agreement and Restricted Stock Award Letter under the
                 1992 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan.

   (L)(M) 10.35  Long Term Incentive Plan, effective January 1, 1993.

      (N) 10.36  Amended Nonemployee Director Stock Option Plan, dated May 8, 1996.

   (I)(M) 10.37  Change of Control Employment Agreement with Dennis C. Fill dated January 1, 1991.

   (E)(M) 10.38  First Amendment to Employment Agreement with Dennis C. Fill dated May 18, 1992.

   (C)(M) 10.39  Third Amendment to Employment Agreement with Dennis C. Fill dated July 25, 1996.

      (M) 10.40  Fourth Amendment to Employment Agreement with Dennis C. Fill, dated June 9, 1997.

   (O)(R) 10.41  Amended and Restated Nonofficer Employee Option, Restricted Stock and Stock Grant Plan.

   (P)(R) 10.42  1992 Nonofficer Employee Stock Option Plan.

   (M)(P) 10.43  ATL Employee Stock Purchase Plan, adopted October 25, 1996.

      (Q) 10.44  Amended and Restated Agreement and Plan of Merger as of February 10, 1994 between ATL and Interspec,
                 Inc. and Press Releases dated February 10, and February 24, 1994.

             13  1997 Annual Report to Shareholders (Such report, except to the extent incorporated herein by reference, is being provided for the information of the Securities and Exchange Commission, only, and is not deemed to be filed as a part of this Annual Report on Form 10-K).

             21  Subsidiaries of ATL as of December 31, 1997.

             23  Consent of KPMG Peat Marwick LLP. Reference is made to the Consent on page 19 of this filing in response to this item.

           27.1  Financial Data Schedule for Fiscal Year 1997.

           27.2  Restated Financial Data Schedule for Fiscal Year 1996.

           27.3  Restated Financial Data Schedule for Fiscal Year 1995.

         (S) 28  Proxy Statement to Shareholders for ATL's 1998 Annual General Meeting of Shareholders.

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
    (A)      Previously filed with, and incorporated herein by reference to, ATL's
             Current Report on Form 8-K, File No. 0-15160, filed July 9, 1997.

    (B)      Previously filed with, and incorporated herein by reference to, ATL's
             Current Report on Form 8-K, File No. 0-15160, filed on January 11, 1996.

    (C)      Previously filed with, and incorporated herein by reference to ATL's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 28, 1997.

    (D)      Previously filed with, and incorporated herein by reference to, Westmark
             International Incorporated's Amendment to Application Form 8, filed on
             June 25, 1992.

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

    (H)      Previously filed with, and incorporated herein by reference to, ATL's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 30, 1995.

    (I)      Previously filed with, and incorporated herein by reference to, Westmark's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 22, 1991.

    (J)      Previously filed and incorporated herein by reference to, ATL's Annual
             Report on Form 10-K, File No. 0-15160, filed on March 28, 1996.

    (K)      Previously filed with, and incorporated herein by reference to, Westmark's
             Registration Statement on Form 10, File No. 0-15160.

    (L)      Previously filed with, and incorporated herein by reference to, ATL's
             Annual Report on Form 10-K, File No. 0-15160, filed on March 4, 1994.

    (M)      Management Contracts and Compensatory Arrangements.

    (N)      Previously filed with, and incorporated herein by reference to, ATL's
             Registration Statement on Form S-8, Registration No. 333-08881, filed on
             July 26, 1996.

    (O)      Previously filed with, and incorporated herein by reference to, Westmark
             International Incorporated's Registration Statement on Form S-8,
             Registration No. 33-38218, filed on December 14, 1990.

    (P)      Previously filed and incorporated herein by reference to ATL's
             Registration Statement on Form S-8, Registration No. 333-29955, filed on
             June 25, 1997.

    (Q)      Previously filed with, and incorporated herein by reference to, ATL's
             Current Report on Form 8-K, File No. 0-15160, filed on February 17, 1994 and March 4, 1994.

    (R)      Previously filed and incorporated herein by reference to ATL's Post
             Effective Amendment No. 1 on Form S-8, filed on August 14, 1995.

    (S) To be filed within 120 days of the 1996 fiscal year end pursuant to General Instruction G to Form 10-K.

                                  SCHEDULE II

                              ATL ULTRASOUND, INC.

             VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                                            ADDITIONS
                                       -------------------
                                                                       BALANCE
                            BALANCE AT CHARGED TO CHARGED              AT END
                            BEGINNING  COSTS AND  TO OTHER               OF
        DESCRIPTION         OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS  PERIOD
        -----------         ---------- ---------- -------- ----------  -------
                                             (IN THOUSANDS)
Year ended December 31,
 1997
  Valuation accounts
   deducted from assets:
    Allowance for doubtful
     receivables and sales
     returns ..............  $ 9,621     $1,744    $ --      $3,585(1) $ 7,780
                             =======     ======    =====     ======    =======
Year ended December 31,
 1996:
  Valuation accounts
   deducted from assets:
    Allowance for doubtful
     receivables and sales
     returns...............  $10,140     $1,553    $ --      $2,072(1) $ 9,621
                             =======     ======    =====     ======    =======
Year ended December 31,
 1995:
  Valuation accounts
   deducted from assets:
    Allowance for doubtful
     receivables and sales
     returns...............  $10,428     $1,521    $ --      $1,809(1) $10,140
                             =======     ======    =====     ======    =======

NOTE:

(1) Accounts charged off, net of recoveries.