Form 10-Q
period 1998-04-03
ATL ULTRASOUND INC
filed 1998-05-15
CIK 806086

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
_________________________________________________________________

                            FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 3, 1998

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____ to _____
_________________________________________________________________

                 Commission File Number 0-15160

                      ATL ULTRASOUND, INC.
     (Exact name of registrant as specified in its charter)


          Washington                         91-1353386
   (State of incorporation)      (IRS Employee Identification No.)

22100 Bothell-Everett Highway
     Post Office Box 3003
     Bothell, Washington                     98041-3003
    (Address of principal                    (ZIp Code)
      executive offices)     (Zip Code)

                         (425) 487-7000
                       (Telephone number)


 Common stock, $0.01 par value; 14,603,555 shares outstanding as of May 1, 1998


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES    [X]        NO [ ]

                      ATL ULTRASOUND, INC.
                        TABLE OF CONTENTS




PART I    Financial Information                                   Page No.
          ---------------------                                   --------

Item 1.   Financial Statements
          --------------------
          Condensed Consolidated Balance Sheets -
            April 3, 1998 (Unaudited) and December 31, 1997..........3

          Condensed Consolidated Statements of Operations
          (Unaudited) - Three Months Ended April 3, 1998
          and March 28,  1997........................................4

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended April 3, 1998
          and March 28,  1997 .......................................5

          Notes to Condensed Consolidated Financial  Statements......6

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations........................10
          -----------------------------------


PART II   Other Information
          -----------------

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

Item 5.   Other Information..........................................14
          -----------------

Item 6.   Exhibits and Reports on Form 8-K...........................14
          --------------------------------

PART I  Financial Information
------  ---------------------

Item 1. Financial Statements
        --------------------

                      ATL ULTRASOUND, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------
(In thousands)                              4/3/98      12/31/97
-----------------------------------------------------------------
                                          (Unaudited)
                            ASSETS

CURRENT ASSETS
 Cash and cash equivalents                 $ 43,113    $ 30,821
 Receivables, net                           117,243     136,351
 Inventories                                 97,307      98,677
 Prepaid expenses                             3,831       2,207
 Deferred income taxes, net                  13,735      13,668
                                           --------------------
      Total current assets                  275,229     281,724

PROPERTY, PLANT AND EQUIPMENT, NET           76,380      74,630
OTHER ASSETS, NET                             5,633       5,456
                                           --------------------
                                          $ 357,242   $ 361,810
                                           ====================


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Short-term borrowings                    $     295   $     654
 Current portion of long-term debt              456         449
 Accounts payable and accrued expenses       66,488      80,529
 Dividend payable                            30,331          --
 Deferred revenue                            15,645      15,831
 Taxes on income                              7,000       1,457
                                          --------------------
      Total current liabilities             120,215      98,920

LONG-TERM DEBT                               12,166      12,307
OTHER LONG-TERM LIABILITIES                  21,089      20,862
SHAREHOLDERS' EQUITY                        203,772     229,721
                                           --------------------
                                          $ 357,242   $ 361,810
                                           ====================

----------------------------------------------------------------
COMMON SHARES OUTSTANDING                   14,590       14,413
----------------------------------------------------------------

 See accompanying notes to condensed consolidated financial statements.

                      ATL ULTRASOUND, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                            Three months ended
----------------------------------------------------------------
(In thousands, except per share data)       4/3/98      3/28/97
----------------------------------------------------------------
REVENUES
 Product sales                             $ 81,999    $ 77,714
 Service                                     23,417      22,404
                                           --------------------
                                            105,416     100,118
                                           --------------------
COST OF SALES
 Cost of product sales                       38,315      39,816
 Cost of service                             14,304      12,522
                                           --------------------
                                             52,619      52,338

GROSS PROFIT                                 52,797      47,780

OPERATING EXPENSES, NET
 Selling, general and administrative         33,656      30,308
 Research and development                    14,934      14,764
 Other expense, net                           1,619         356
                                           --------------------
                                             50,209      45,428
                                           --------------------

INCOME FROM OPERATIONS                        2,588       2,352

Interest income                                 426         956
Interest expense                               (286)       (742)
                                           --------------------

INCOME BEFORE INCOME TAXES                    2,728       2,566

Income tax expense                              545         514
                                           --------------------
NET INCOME                                  $ 2,183     $ 2,052
                                           ====================

Net income per share:
Basic                                       $  0.15     $  0.15
Diluted                                     $  0.15    $   0.14

Weighted-average common shares
 and equivalents outstanding:
 Basic                                       14,303      13,971
 Diluted                                     15,010      14,836
----------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                      ATL ULTRASOUND, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   Three months ended
-------------------------------------------------------------------------
(In thousands)                                     4/3/98      3/28/97
-------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                     $  2,183    $  2,052
    Adjustments to reconcile net income
    to cash provided by operating activities:
     Depreciation and amortization                   4,280       4,040
     Deferred income tax expense (benefit)             (67)         48
    Changes in:
     Receivables, net                               18,032      18,545
     Inventories                                       910       2,754
     Accounts payable and accrued expenses         (13,556)     (9,456)
     Deferred revenue                                 (117)     (1,799)
     Taxes on income                                 5,557      (1,408)
     Other                                          (1,847)        353
                                                    -------------------
       Cash provided by operations                  15,375      15,129

INVESTING ACTIVITIES
   Investment in property, plant and equipment      (5,383)     (2,903)
                                                   -------------------
       Cash used by investing activities            (5,383)     (2,903)

FINANCING ACTIVITIES
   Decrease in short-term borrowings                  (359)       (261)
   Repayment of long-term debt                        (134)       (314)
   Repurchase of common shares                        (202)     (1,617)
   Exercise of stock options                         2,936       1,867
                                                    ------------------
       Cash provided (used) by financing activities  2,241        (325)

Effect of exchange rate changes                         59          84
                                                    ------------------
   Increase in cash and cash equivalents            12,292      11,985

Cash and cash equivalents, beginning of period      30,821      63,262
                                                    ------------------
Cash and cash equivalents, end of period          $ 43,113    $ 75,247
                                                    ==================
----------------------------------------------------------------------
Non-cash financing transaction:
   Accrual of capital contribution
   to SonoSight, Inc.                               30,331       -
----------------------------------------------------------------------

 See accompanying notes to condensed consolidated financial statements.

                      ATL ULTRASOUND, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)


1. Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ATL Ultrasound, Inc. (ATL), which includes its subsidiaries and is referred to as the "Company". The Company is a worldwide leader in the development, manufacture, distribution and service of diagnostic medical ultrasound systems and related accessories and supplies. The Company sells its products to hospitals, clinics and physicians for use in radiology, cardiology, women's health care, vascular, musculoskeletal and intraoperative applications.

The accompanying condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's 1997 Form 10-K.

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

3. Inventories

                                       4/3/98     12/31/97
                                      ---------   ---------
       Materials and work in progress $34,471      $36,717
       Finished products               16,991       20,545
       Demonstrator equipment          28,542       23,838
       Customer service                17,303       17,577
                                      ---------   ---------
                                      $97,307      $98,677
                                      =========   =========

                      ATL ULTRASOUND, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)


4. Per Share Data

In  accordance  with Statement of Financial Accounting  Standards
(FAS) No. 128, Earnings Per Share, the Company has reported both basic and diluted net income per common share for each period presented. Basic earnings per share (EPS) is calculated based on the weighted average number of common shares outstanding during the period. The computation of diluted EPS includes the effect of all dilutive potential common shares outstanding. Conversion of dilutive potential common shares is assumed based on the average market price of common shares outstanding during the period. All previously reported EPS have been restated to conform with the provisions of FAS 128.

The   following  schedule  represents  a  reconciliation  of  the
numerators  and  denominators  of  the  basic  and  diluted   EPS
calculations for the first quarter of 1998 and 1997.

                                            Q1 1998            Q1 1997
                                    ---------------------  ------------------
                                    Income  Shares   EPS   Income Shares  EPS
                                    ---------------------  -------------------

Weighted-average shares outstanding         14,451                14,091
Weighted-average unvested
 restricted stock                            (148)                  (120)
                                            ------                ------
Basic EPS                           $2,183  14,303  $0.15 $2,052  13,971 $0.15


Effect of dilutive securities:
  Restricted stock                              49                    56
  Common stock equivalents                     658                   809
                                            ------                ------

Diluted EPS                        $2,183   15,010  $0.15 $2,052  14,836 $0.14

Common stock equivalents totaling 11,000 and 150,000 shares in the first quarter of 1998 and 1997, respectively, were excluded from the calculation of diluted EPS as they were antidilutive.

5. Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued FAS
No. 130, Reporting Comprehensive Income, which became effective for fiscal years beginning after December 15, 1997. FAS 130 requires that an entity report an amount representing total comprehensive income in condensed financial statements of interim periods issued to Company shareholders. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                      ATL ULTRASOUND, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in thousands)


Comprehensive income represents the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes net income as well as items referred to as other comprehensive income or loss. For the periods presented, the only item of other comprehensive income for the Company is the foreign currency translation adjustment resulting from the consolidation of foreign operations. The table below provides a reconciliation of net income to total comprehensive income (loss) for each period presented.

                                       4/3/98     3/28/97
                                     ---------   ---------
     Net income                        $2,183     $2,052
     Foreign currency translation
      adjustments resulting in other
      comprehensive loss               (1,022)    (2,363)
                                     ---------   ---------
     Comprehensive income (loss)       $1,161      $(311)
                                     =========   =========
At April 3, 1998, the accumulated total of other comprehensive loss relating to foreign currency translation adjustments was $7,421.

6.  Reclassifications

Certain   amounts  reported  in  the  previous  year  have   been
reclassified to conform to the 1998 presentation.

7.  Distribution and Subsequent Event

On February 2, 1998, the Company approved a plan to spin-off its handheld business division as an independent, publicly owned company (SonoSight, Inc.) to its shareholders. A registration statement on Form 10 was filed with the Securities and Exchange Commission in the name of SonoSight, Inc. and became effective on April 2, 1998. The spin-off was effected through a tax-free distribution of SonoSight shares to ATL shareholders on April 6, 1998 (the "Distribution"). The Company's shareholders received one share of SonoSight common stock for each three shares of the Company's common stock held. In connection with the Distribution, the Company contributed to SonoSight additional funding of $18,000 in cash on the Distribution date and will contribute $12,000 in cash in January 1999. The Company and SonoSight have entered into a number of agreements to facilitate the Distribution and the transition of the company to an independent business.

                      ATL ULTRASOUND, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)


To date, there have been no revenues from the sale of handheld ultrasound devices. The handheld business has been focused on the research, development and commercialization of handheld technology and all business activities, including U.S. Government development contract funding, have been reported in the Company's operating expenses. Handheld business division spending totaled approximately $2,500 and $1,000, respectively, for the periods ended April 3, 1998 and March 28, 1997. The EPS impact of the handheld business net operating expenses was approximately $0.13 in the first quarter of 1998 and $0.05 in the first quarter of 1997. In connection with the Distribution, the Company incurred stock distribution expenses of approximately $1,300. The EPS impact of the stock distribution expenses was approximately $0.07 in the first quarter of 1998.

Item 2.     Management's  Discussion and  Analysis  of  Financial
            -----------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

                                          Three months ended
------------------------------------------------------------------------
(In millions except per share data)       4/3/98     3/28/97   % Change
------------------------------------------------------------------------

Revenues                                  $105.4     $100.1      5.3%

Gross Profit                               $52.8      $47.8     10.5%

Operating Expenses                         $50.2      $45.4     10.5%

Net Income                                  $2.2       $2.1      6.4%

Diluted Net Income per Share               $0.15      $0.14      5.2%
------------------------------------------------------------------------

The Company reported net income of $2.2 million or $0.15 per share in the first quarter of 1998 compared with net income of $2.1 million or $0.14 per share in the first quarter of 1997. The impact on net income and net income per share from the SonoSight, Inc. stock distribution expenses was approximately $1.0 million and $0.07 per share, respectively. All per share amounts are stated on a diluted basis.

REVENUES AND GROSS PROFIT

The Company's worldwide revenues increased 5.3% to $105.4 million in the first quarter of 1998 compared with $100.1 million in the first quarter of 1997. Product sales increased by $4.3 million or 5.5% in the first quarter of 1998 compared to the same period in the prior year. The increase in product sales is primarily attributable to strong worldwide demand for the Company's HDI 5000 and HDI 3000 systems, partially offset by the foreign exchange impact of the stronger U.S. dollar on international business and the sale of the Company's image management business in the second quarter of 1997. Service revenues increased $1.0 million or 4.5% compared with the first quarter of 1997 due to the continued growth in the worldwide installed base of ATL's products.

Gross profit was $52.8 million in the first quarter of 1998, an increase of $5.0 million compared with gross profit of $47.8 million in the same quarter of the prior year. Total gross margin for the first quarter of 1998 increased to 50.1% compared with 47.7% in the prior year. These increases are attributed to favorable product mix shift reflecting the benefit of the introduction of the Company's premium-performance HDI 5000 system which began customer shipments in November 1997, ongoing cost reduction programs and manufacturing efficiencies.

Item 2.     Management's  Discussion and  Analysis  of  Financial
            -----------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------------------

OPERATING EXPENSES, NET
-----------------------

Operating expenses increased to $50.2 million in the first quarter of 1998 from $45.4 million in the same period of 1997. Selling, general and administrative expenses were $33.7 million, an increase of 11.0% over the first quarter of 1997. The increase in selling, general, and administrative expenses reflects higher sales volumes over the prior year, start-up costs related to the establishment of a new subsidiary in Brazil, increased handheld spending and increased market development expenditures in Asia. These increases were partially offset by the favorable impact of foreign exchange and the sale of the Company's image management business. Research and development (R&D) expenses increased 1.2% to $14.9 million in the first quarter of 1998 compared with $14.8 million in the first quarter of 1997. The increase in R&D expenses is primarily due to increased expenditures related to the development of handheld ultrasound technology offset by the sale of the Company's image management business. The handheld business has been focused on the research, development and commercialization of handheld technology and all business activities, including U.S. Government development contract funding, have been reported in the Company's operating expenses. Handheld business division spending totaled approximately $2.5 million and $1.0 million, respectively, for the periods ended April 3, 1998 and March 28, 1997. The EPS impact of the handheld business net operating expenses was approximately $0.13 in the first quarter of 1998 and $0.05 in the first quarter of 1997. Other expense, net was $1.6 million in the first quarter of 1998 compared with $0.4 million in the same period of the prior year. The increase in other expense, net is primarily due to one-time stock distribution expenses of $1.3 million during the first quarter of 1998 for the spin-off of SonoSight. The EPS impact of the stock distribution expenses was approximately $0.07 in the first quarter of 1998.

INTEREST INCOME AND EXPENSE
---------------------------

The Company earned net interest income of $0.1 million during the first quarter of 1998 compared with net interest income of $0.2 million during the same period in 1997. Net interest income includes interest income earned on cash balances available for investment and extended term receivables, offset by interest expense on long-term debt. 1997 interest expense also includes post-judgment interest expense accrued on patent litigation damages which were fully paid in the fourth quarter of 1997.

TAXES AND NET INCOME
--------------------

For  the  first  quarters of 1998 and 1997, the Company  reported income  tax  expense  of  $0.5 million, which  represents  a  20%
effective tax rate for U.S. federal, state and foreign income.

Item 2.     Management's  Discussion and  Analysis  of  Financial
            -----------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------------------

                 CAPITAL RESOURCES AND LIQUIDITY
                 -------------------------------
        -----------------------------------------------------
        (In millions)                   4/3/98      12/31/97
        -----------------------------------------------------
        Cash and cash equivalents       $43.1        $ 30.8

        Total Assets                   $357.2        $361.8

        Long-term debt                  $12.2        $ 12.3

        Shareholders' Equity           $203.8        $229.7
        -----------------------------------------------------


Cash and cash equivalents totaled $43.1 million at April 3, 1998 compared with $30.8 million at December 31, 1997. As shown in the Condensed Consolidated Statement of Cash Flows, during the first quarter of 1998, the Company generated $15.4 million from operating activities while financing activities provided cash of $2.2 million. At April 3, 1998, receivables, net, decreased $18.0 million and accounts payable and accrued expenses decreased $13.6 million from December 31, 1997 reflecting seasonally high activity levels in the fourth quarter of 1997. During the first quarter of 1998, cash of $2.9 million was generated from the exercise of employee stock options.

The Company repurchased 5,000 shares of its own common stock in the open market for $0.2 million during the first quarter of 1998 under repurchase programs intended to service the Company's benefit programs. In anticipation of the planned spin-off of SonoSight, the Company temporarily suspended all share repurchase activities. The Company repurchased 343,000 shares totaling $11.9 million in 1997. In May 1997, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock, subject to certain criteria.

In addition to its cash balances, the Company has available domestic credit facilities of $35 million, including a committed line of credit of $25 million. Barring any unforeseen circumstances or events, management expects existing cash, available credit lines and funds from operations to be sufficient to meet the Company's operating requirements for 1998 (see Forward Looking Information).

The Company began construction of a new 101,000 square foot building on its corporate campus in August 1997. The building's projected completion date is scheduled for July 1998 and has an estimated cost of $15 to $16 million. Initial funding for the project has come from working capital and will transition to long-term debt as the building reaches completion in 1998.

The Company spun-off its handheld business on April 6, 1998 (the "Distribution"). In connection with the spin-off, the Company contributed capital of $18 million in cash on the Distribution date and will contribute an additional $12 million in cash in January 1999 (see Note 7 to the Condensed Consolidated Financial Statements, Distribution and Subsequent Event).

Item 2.     Management's  Discussion and  Analysis  of  Financial
            -----------------------------------------------------
            Condition and Results of Operations (Continued)
            -----------------------------------------------

FORWARD LOOKING INFORMATION
---------------------------

As  an update to the forward looking information provided in  the
Company's  1997  Annual  Report  to  Shareholders,  the   Company
provides the following information.

The Company expects revenues in the second quarter of 1998 to approximate $109 to $111 million with a gross margin in excess of 50%. Excluding handheld operating expenses, operating expenses are anticipated to increase about 10% during this period as a result of higher sales volumes, continuing infrastructure build-up in Latin America and the timing of various programs and strategies. EPS for the second quarter is expected to be in the range of $0.29 to $0.32 per share. The Company believes it will continue to make progress towards its goal of achieving a return on equity of 15% by the end of 1998.

The above statements and other statements in this report identified by cross reference to this section are forward looking statements that involve a number of risks and uncertainties and should be read in conjunction with the Company's 1997 Annual Report to Shareholders, which is incorporated by reference to the Company's 1997 Form 10-K, and the Company's news releases. Among the ongoing factors that could cause actual results to differ materially from the above are the following considerations. The ultrasound market in some European countries remains sluggish and certain Asian markets are affected by turbulent economic conditions, which may cause revenue growth to fall short of expectations. Worldwide competition in the ultrasound market has intensified over the past year, and most of the Company's competitors have introduced new ultrasound products within the past two years. The time required for customers to evaluate the many new products on the market may lengthen the sales cycle for ultrasound purchases, and the Company may lose sales to other product offerings. These factors may adversely impact the Company's sales volume or selling prices or both. Unanticipated events, such as delays in the Company's product development and cost reduction programs, the unavailability of components critical to the Company's products due to natural disasters, changes in vendor businesses or otherwise, economic instability in Asian and other markets, the stronger U.S. dollar, delays in receiving necessary regulatory approvals, or other unforeseen events could adversely impact the Company's financial results for 1998.

PART II   Other Information
-------   -----------------



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




                                   ATL ULTRASOUND, INC.
                                       (Registrant)



Date:     May 14, 1998             BY:/s/Pamela L. Dunlap
                                   -----------------------
                                     Pamela L. Dunlap

                                   Senior Vice President
                                   Finance and Administration
                                   and Chief Financial Officer