Form 10-Q
period 1998-07-03
ATL ULTRASOUND INC
filed 1998-08-14
CIK 806086

                        SECURITIES EXCHANGE COMMISSION

                            Washington, D.C. 20549
------------------------------------------------------------------------------

                                   FORM 10-Q

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 3, 1998

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ to _____

------------------------------------------------------------------------------

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

                                (425) 487-7000
                              (Telephone number)


Common stock, $0.01 par value; 14,789,665 shares outstanding as of July 31, 1998


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X   NO___
                                      ---

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

                  Condensed Consolidated Balance Sheets -
                      July 3, 1998 (Unaudited) and December 31, 1997......................................3

                  Condensed Consolidated Statements of Income (Unaudited) -
                      Three Months and Six Months Ended July 3, 1998 and
                      June 27, 1997.......................................................................4

                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                      Six Months Ended July 3, 1998 and June 27, 1997.....................................5

                  Notes to Condensed Consolidated Financial Statements....................................6

Item 2.           Management's Discussion and Analysis of Financial
                  -------------------------------------------------
                      Condition and Results of Operations................................................10
                      -----------------------------------


PART II           OTHER INFORMATION
-------           -----------------
Item 1.           Legal Proceedings......................................................................14
                  -----------------

Item 2.           Changes in Securities..................................................................14
                  ---------------------

Item 3.           Defaults Upon Senior Securities........................................................14
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders....................................14
                  ---------------------------------------------------

Item 5.           Other Information......................................................................15
                  -----------------

Item 6.           Exhibits and Reports on Form 8-K.......................................................15
                  --------------------------------

PART I    FINANCIAL INFORMATION
------    ---------------------

Item 1.   Financial Statements
          --------------------

                             ATL ULTRASOUND, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                7/3/98                 12/31/97
--------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
                                    ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                                        $    46,375               $    30,821
  Receivables, net                                                                     116,424                   136,351
  Inventories                                                                           97,339                    98,677
  Prepaid expenses                                                                       3,568                     2,207
  Deferred income taxes, net                                                            14,286                    13,668
                                                                                   ---------------------------------------
      Total current assets                                                             277,992                   281,724

  PROPERTY, PLANT AND EQUIPMENT, NET                                                    82,654                    74,630
  OTHER ASSETS, NET                                                                      5,238                     5,456
                                                                                   ---------------------------------------
                                                                                   $   365,884              $    361,810
                                                                                   =======================================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES

  Short-term borrowings                                                            $       687                $       654
  Current portion of long-term debt                                                        754                        449
  Accounts payable and accrued expenses                                                 65,649                     80,529
  Payable to SonoSight, Inc.                                                            12,061                          -
  Deferred revenue                                                                      16,538                     15,831
  Taxes on income                                                                        8,382                      1,457
                                                                                   ---------------------------------------
        Total current liabilities                                                      104,071                     98,920

  LONG-TERM DEBT                                                                        28,778                     12,307
  OTHER LONG-TERM LIABILITIES                                                           22,326                     20,862
  SHAREHOLDERS' EQUITY                                                                 210,709                    229,721
                                                                                   ---------------------------------------
                                                                                   $   365,884                $   361,810
                                                                                   =======================================

--------------------------------------------------------------------------------------------------------------------------
  Common shares outstanding                                                             14,760                     14,413
--------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                             ATL ULTRASOUND, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                           Three months ended                       Six months ended
-----------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                  7/3/98              6/27/97             7/3/98              6/27/97
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
 Product sales                                         $  88,617           $  78,148           $  170,616          $ 155,862
 Service                                                  23,095              22,660               46,512             45,064
                                                       ---------------------------------------------------------------------
                                                         111,712             100,808              217,128            200,926
                                                       ---------------------------------------------------------------------

COST OF SALES
 Cost of product sales                                    40,369              37,657               78,684             77,473
 Cost of service                                          14,930              13,725               29,234             26,247
                                                       ---------------------------------------------------------------------
                                                          55,299              51,382              107,918            103,720
                                                       ---------------------------------------------------------------------

GROSS PROFIT                                              56,413              49,426              109,210             97,206

OPERATING EXPENSES, NET
 Selling, general and administrative                      35,271              31,264               68,927             61,572
 Research and development                                 14,032              15,216               28,966             29,980
 Other expense, net                                          478                  60                2,097                416

                                                       ---------------------------------------------------------------------
                                                         49,781              46,540                99,990             91,968
                                                       ---------------------------------------------------------------------

INCOME FROM OPERATIONS                                    6,632               2,886                 9,220              5,238

Interest income                                             501               1,207                   927              2,163
Interest expense                                           (390)               (908)                 (676)            (1,650)
                                                       --------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                6,743               3,185                 9,471              5,751

Income tax expense                                        1,293               636                   1,838              1,150
                                                       ---------------------------------------------------------------------

NET INCOME                                             $  5,450            $  2,549               $ 7,633           $  4,601
                                                       =====================================================================

Net income per share:
 Basic                                                 $  0.38             $   0.18               $   0.53          $   0.33
 Diluted                                               $  0.35             $   0.17               $   0.50          $   0.31


Weighted average common shares and
  equivalents outstanding:
 Basic                                                  14,480               13,990                 14,392            13,981
 Diluted                                                15,450               14,891                 15,230            14,864

----------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                             ATL ULTRASOUND, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Six months ended
----------------------------------------------------------------------------------------------------
(In thousands)                                                          7/3/98            6/27/97
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                      $      7,633      $       4,601
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                      9,494              8,040
      Deferred income tax benefit                                         (618)               (37)
  Changes in:
      Receivables, net                                                  18,672             16,474
      Inventories                                                          710             (4,506)
      Accounts payable and accrued expenses                            (14,358)             1,678
      Deferred revenue                                                   1,897             (2,691)
      Taxes on income                                                    7,012             (1,774)
      Other                                                             (1,205)              (914)
                                                                  ----------------------------------
         Cash provided by operations                                    29,237             20,871

INVESTING ACTIVITIES
  Investment in property, plant and equipment                          (15,351)            (7,096)
  Proceeds from sale of business interests                                   -              4,500
                                                                  ----------------------------------
         Cash used by investing activities                             (15,351)            (2,596)

FINANCING ACTIVITIES
  Increase in short-term borrowings                                         33                965
  Proceeds from issuance of  long-term debt                             17,000                  -
  Repayment of long-term debt                                             (224)              (463)
  Repurchase of common shares                                             (919)            (4,393)
  Exercise of stock options                                              4,058              3,983
  Capital contribution to SonoSight, Inc.                              (18,270)                 -
                                                                  ----------------------------------
         Cash provided by financing activities                           1,678                 92

Effect of exchange rate changes                                            (10)              (101)
                                                                  ----------------------------------

  Increase in cash and cash equivalents                                 15,554             18,266

Cash and cash equivalents, beginning of period                          30,821             63,262
                                                                  ----------------------------------
Cash and cash equivalents, end of period                          $     46,375      $      81,528
                                                                  ==================================

-------------------------------------------------------------------------------------------------------------------

Non-cash financing transaction:
  Accrual of capital contribution to SonoSight, Inc.              $     12,061                  -

-------------------------------------------------------------------------------------------------------------------

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

The accompanying condensed consolidated financial statements and related notes have been prepared pursuant to the Securities and Exchange Commission rules and regulations for Form 10- Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's 1997 Form 10-K.

The information furnished reflects, in the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.   CASH AND CASH EQUIVALENTS

The Company considers short-term investments with maturity dates of three months or less at the date of purchase to be cash equivalents.

3.   INVENTORIES

                                                             7/3/98                12/31/97
                                                     ---------------         ---------------
         Materials and work in process                      $34,526                 $36,717
         Finished products                                   21,377                  20,545
         Demonstrator equipment                              23,950                  23,838
         Customer service                                    17,486                  17,577
                                                     ---------------         ---------------
                                                            $97,339                 $98,677
                                                     ===============         ===============

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

The schedules below represent a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the second quarter of 1998 and 1997 as well as year-to-date (YTD) 1998 and 1997.

                                                                   Q2 1998                               Q2 1997
                                                    ---------------------------------    ---------------------------------------
                                                       Income      Shares        EPS        Income        Shares          EPS
                                                    ---------------------------------    ----------------------------------------
Weighted-average shares outstanding                                   14,674                                  14,119
Weighted-average unvested restricted stock                             (194)                                   (129)
                                                                   ----------                              ----------
Basic EPS                                                $5,450       14,480    $0.38       $2,549            13,990      $0.18

Effect of dilutive securities:
     Restricted stock                                                     99                                      35
     Common stock equivalents                                            871                                     866
                                                                   ----------                              ----------
Diluted EPS                                              $5,450       15,450    $0.35       $2,549            14,891      $0.17

Common stock equivalents totaling 536 and 44 shares in the second quarter of 1998 and 1997, respectively, were excluded from the calculation of diluted EPS as they were antidilutive.

                                                                YTD 1998                                    YTD 1997
                                                    -------------------------------------      ------------------------------------
                                                       Income      Shares        EPS              Income      Shares       EPS
                                                    -------------------------------------      ------------------------------------
Weighted-average shares outstanding                                   14,562                                  14,105
Weighted-average unvested restricted stock                             (170)                                   (124)
                                                                   ----------                              ----------
Basic EPS                                             $7,633          14,392     $0.53         $4,601         13,981       $0.33

Effect of dilutive securities:
     Restricted stock                                                     74                                      46
     Common stock equivalents                                            764                                     837
                                                                   ----------                              ----------
Diluted EPS                                           $7,633          15,230     $0.50         $4,601         14,864       $0.31

Common stock equivalents totaling 541 and 190 shares YTD 1998 and 1997, respectively, were excluded from the calculation of diluted EPS as they were antidilutive.

                             ATL ULTRASOUND, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)

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

Comprehensive income represents the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes net income as well as items referred to as other comprehensive income or loss. For the periods presented, the only item of other comprehensive loss for the Company is the foreign currency translation adjustment resulting from the consolidation of foreign operations. The table below provides a reconciliation of net income to total comprehensive income for each period presented.

                                                                 Three months ended                 Six months ended
                                                            ------------------------------    ----------------------------------
                                                                  7/3/98        6/27/97                7/3/98        6/27/97
                                                            ------------------------------    ----------------------------------
         Net income                                               $5,450         $2,549                $7,633         $4,601
         Foreign currency translation adjustments
              resulting in other comprehensive loss                 (303)          (828)               (1,325)        (3,191)
                                                            ------------------------------      -------------------------------
         Comprehensive income                                     $5,147         $1,721                $6,308         $1,410
                                                            ==============================      ===============================

At July 3, 1998, the accumulated total of other comprehensive loss relating to foreign currency translation adjustments was $7.7 million.

6. RECLASSIFICATIONS

Certain amounts reported in the previous year have been reclassified to conform to the 1998 presentation.

                             ATL ULTRASOUND, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)

7.  Distribution

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

Handheld business division spending totaled approximately $1,200 for the three month period ended June 27, 1997. The EPS impact of the handheld business net operating expenses was approximately $0.07 in the second quarter of 1997. There was no handheld spending during the second quarter of 1998. Handheld business division spending totaled approximately $2,500 and $2,200, respectively, for the six month periods ended July 3, 1998 and June 27, 1997. The EPS impact of the handheld business net operating expenses was approximately $0.13 and $0.12, respectively, for the first half of 1998 and 1997. In connection with the Distribution, the Company incurred stock distribution expenses of approximately $1,300 in the first quarter of 1998. The EPS impact of the stock distribution expenses was approximately $0.07 for the first six months of 1998.

8.  Subsequent Event

On July 29, 1998, Royal Philips Electronics (Philips) of the Netherlands and the Company announced the signing of an Agreement and Plan of Merger for Philips to acquire all of the outstanding shares of the Company for approximately $800,000 or $50.50 per share for each outstanding share of the Company's common stock. The transaction will be a cash tender offer followed by a cash merger to acquire any shares not previously tendered. As a result of the transaction, the Company will become a wholly owned subsidiary of Philips.

The Company's Board of Directors unanimously approved the transaction. Philips commenced its cash tender offer on August 4, 1998. The cash tender offer is subject to Philips receiving at least a majority of the fully diluted shares of the Company as well as the receipt of customary regulatory approvals. Completion of the transaction is expected in September 1998 provided the above conditions are met.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

                             RESULTS OF OPERATIONS
                             ---------------------

                                          Three months ended                                      Six months ended
------------------------------------------------------------------------------------------------------------------------------------

(In millions, except per share data)      7/3/98         6/27/97       % Change             7/3/98        6/27/97        % Change
------------------------------------------------------------------------------------------------------------------------------------

Revenues                                  $111.7         $100.8         10.8%                $217.1         $200.9         8.1%

Gross Profit                              $ 56.4         $ 49.4         14.1%                $109.2         $ 97.2        12.3%

Operating Expenses                        $ 49.8         $ 46.5          7.0%                $100.0         $ 92.0         8.7%

Net Income                                $  5.5         $  2.5        113.8%                $  7.6         $  4.6        65.9%

Diluted Net Income per Share              $ 0.35         $ 0.17        106.1%                $ 0.50         $ 0.31        61.6%

------------------------------------------------------------------------------------------------------------------------------------


The Company reported net income of $5.5 million or $0.35 per share in the second quarter of 1998 compared with net income of $2.5 million or $0.17 per share in the second quarter of 1997. For the first six months, the Company reported net income of $7.6 million or $0.50 per share in 1998 compared with net income of $4.6 million or $0.31 per share in 1997. The impact on YTD net income and net income per share from the SonoSight, Inc. stock distribution expenses incurred during the first quarter of 1998 was approximately $1.0 million and $0.07 per share, respectively. All per share amounts are stated on a diluted basis.

REVENUES AND GROSS PROFIT
-------------------------
The Company's worldwide revenues increased 10.8% to $111.7 million in the second quarter of 1998 compared with $100.8 million in the second quarter of 1997. The majority of this growth can be attributed to product sales which increased by $10.5 million or 13.4% in the second quarter of 1998 compared to the same period in the prior year. The increase in product sales reflects strong worldwide demand for the Company's HDI(R) 5000 and HDI 3000 systems, partially offset by the foreign exchange impact of the stronger U.S. dollar on international business and the sale of the Company's image management business in the second quarter of 1997. Service revenues approximated amounts reported in the same period of 1997. For the first six months of 1998, worldwide revenues increased 8.1% to $217.1 million compared with $200.9 million in the prior year for the reasons noted above.

Gross profit was $56.4 million in the second quarter of 1998, an increase of $7.0 million compared with gross profit of $49.4 million in the same quarter of the prior year. Total gross margin for the second quarter of 1998 increased to 50.5% compared with 49.0% in the prior year. The improvement in gross margin reflects the favorable shift in product mix to the Company's higher margin HDI products. Gross profit rose on higher unit volumes of both the HDI 5000 and HDI 3000, partially offset by the impact of a stronger U.S. dollar on international business and the sale of the Company's image management business. For the first six months of 1998, gross profit was $109.2 million compared to $97.2 million for the same period of 1997. YTD gross margin increased to 50.3% from 48.4% in 1997 for the reasons noted above.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------
             (Continued)


OPERATING EXPENSES, NET
-----------------------
Operating expenses increased to $49.8 million in the second quarter of 1998 from $46.5 million in the same period of 1997. Selling, general and administrative expenses were $35.3 million, an increase of 12.8% over the second quarter of 1997. The increase in selling, general, and administrative expenses reflects higher sales volumes over the prior year and increased market development expenditures in Asia and Latin America. These increases were partially offset by the spin-off of SonoSight in April 1998, favorable impacts of foreign exchange and the sale of the Company's image management business in 1997. Research and development (R&D) expenses decreased 7.8% to $14.0 million in the second quarter of 1998 compared with $15.2 million in the second quarter of 1997. The decrease in R&D expenses is primarily due to the spin-off of SonoSight and the sale of the Company's image management business as discussed above. Handheld business division spending totaled approximately $1.2 million for the three month period ended June 27, 1997. The EPS impact of the handheld business net operating expenses was approximately $0.07 in the second quarter of 1997. There was no handheld spending during the second quarter of 1998.

For the first six months of 1998, operating expenses increased to $100.0 million or 46.1% of total revenues compared to $92.0 million or 45.8% of total revenues in 1997. This increase is primarily due to one-time stock distribution expenses of approximately $1.3 million incurred during the first quarter of 1998 for the spin-off of SonoSight as well as the factors noted above. Handheld business division spending totaled approximately $2.5 million and $2.2 million, respectively, for the six month periods ended July 3, 1998 and June 27, 1997. The EPS impact of the handheld business net operating expenses was approximately $0.13 and $0.12, respectively, for the first half of 1998 and 1997.

INTEREST INCOME AND EXPENSE
---------------------------
The Company earned net interest income of $0.1 million during the second quarter of 1998 compared with net interest income of $0.3 million during the same period in 1997. Net interest income includes interest income earned on cash balances available for investment, extended term receivables and leasing activity, offset by interest expense on long-term debt. 1997 interest expense also includes post-judgment interest expense accrued on patent litigation damages which were fully paid in the fourth quarter of 1997.

TAXES AND NET INCOME
--------------------
For the second quarter of 1998, the Company reported an income tax expense of $1.3 million, which represents a 19.2% effective tax rate for U.S. federal, state and foreign income. For the second quarter of 1997, the Company reported income tax expense of $0.6 million which represents a 20% effective tax rate for U.S. federal, state and foreign income.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------
             (Continued)

                        CAPITAL RESOURCES AND LIQUIDITY
                        -------------------------------
-----------------------------------------------------------------------------------------------
(In millions)                                              7/3/98                 12/31/97
-----------------------------------------------------------------------------------------------
Cash and cash equivalents                                  $  46.4                $  30.8

Total Assets                                               $ 365.9                $ 361.8

Long-term debt                                             $  28.8                $  12.3

Shareholders' Equity                                       $ 210.7                $ 229.7
-----------------------------------------------------------------------------------------------

Cash and cash equivalents totaled $46.4 million at July 3, 1998 compared with $30.8 million at December 31, 1997. As shown in the Condensed Consolidated Statement of Cash Flows, during the first six months of 1998, the Company generated $29.2 million from operating activities while financing activities provided cash of $1.7 million. At July 3, 1998, receivables, net, decreased $18.7 million and accounts payable and accrued expenses decreased $14.4 million from December 31, 1997 reflecting seasonally high activity levels in the fourth quarter of 1997. During the second quarter of 1998, the Company borrowed approximately $17 million to finance the construction of a new building on its corporate campus and contributed $18 million of cash to SonoSight in connection with the spin-off (see detailed discussion of items below). In addition, $4.1 million was generated from the exercise of employee stock options during the first six months of 1998.

The Company began to take occupancy of the new 101,000 square foot building on its corporate campus in July 1998. The building has an estimated completion cost of approximately $15 to $16 million. Initial funding for the project came from working capital with the transition to long-term debt in the second quarter of 1998.

The Company spun-off its handheld business on April 6, 1998 (the
"Distribution"). In connection with the spin-off, the Company contributed capital of $18 million in cash on the Distribution date and will contribute an additional $12 million in cash in January 1999 (see Note 7 to the Condensed Consolidated Financial Statements, Distribution).

The Company repurchased 16,700 shares of its own common stock in the open market for $0.7 million during the second quarter of 1998 under repurchase programs intended to service the Company's benefit programs. The Company repurchased 5,000 shares totaling $0.2 million during the first quarter of 1998 and 343,000 shares totaling $11.9 million in 1997. In May 1997, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock, subject to certain criteria.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------
             (Continued)

In addition to its cash balances, the Company has available domestic credit facilities of $35 million, including a committed line of credit of $25 million. Barring any unforeseen circumstances or events, management expects existing cash, available credit lines and funds from operations to be sufficient to meet the Company's operating requirements for 1998 (see Forward Looking Information).

FORWARD LOOKING INFORMATION
---------------------------
As an update to the forward looking information provided in the Company's 1997 Annual Report to Shareholders and the Form 10-Q filing for the first quarter of 1998, the Company provides the following information.

The Company reiterates the guidance provided at the end of the first quarter of 1998 that it is targeting earnings for the 1998 fiscal year to be in the range of approximately $2.35 per share.

Certain statements in this report relating to the sufficiency of credit lines and funds from operations, the tender offer and consummation and success of the merger, and anticipated financial results for the balance of 1998 are forward looking statements which involve a number of risks and uncertainties which could cause actual results to differ materially from those anticipated in the forward looking statements. Among the ongoing factors that could cause actual results to differ materially from the above are the following considerations. Growth in the ultrasound market in Europe remains slow and certain Asian markets are troubled by turbulent economic conditions, which may cause revenue growth to fall short of expectations. Worldwide competition in the ultrasound market continues at an intense level, and the Company may lose sales to other product offerings. These factors may adversely impact the Company's sales volume or selling prices or both. Unanticipated events, such as delays in the Company's product development and cost reduction programs, the unavailability of components critical to the Company's products due to natural disasters, changes in vendor businesses or otherwise, economic instability in Asian and other markets, the stronger U.S. dollar, delays in receiving necessary regulatory approvals, or other unforeseen events could adversely impact the Company's financial results for 1998. The factors which may impede the merger and its outcome include securing all necessary governmental and other approvals, the satisfaction of all conditions to the merger, changing business or other market conditions, and the success of the business combination as planned by the parties. If the merger is not completed the Company will nonetheless bear significant legal, investment banking, and other costs attendant to preparation for the merger, and the price of the Company's stock can become volatile. These and other factors could adversely affect the outcome and financial effects of the plans and events described herein.

PART II           OTHER INFORMATION
-------           -----------------

Item 1.           Legal Proceedings - None.
                  -----------------

Item 2.           Changes in Securities - None.
                  ---------------------

Item 3.           Defaults Upon Senior Securities - None.
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

        (a)   The Annual General Meeting of Shareholders was held on May 5, 1998

        (b) At the Annual General Meeting of Shareholders there were four matters submitted to a vote of security holders. Proxies were solicited pursuant to Regulation 14 of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement. Each director nominated and proposal submitted to a vote passed and the voting outcome of each proposal is as follows:

        (1)  Election of Directors:

         Kirby L. Cramer         For: 12,789,282          Withheld: 39,595
         Harvey Feigenbaum       For: 12,794,692          Withheld: 43,185
         Dennis C. Fill          For: 12,793,116          Withheld: 44,761
         Eugene A. Larson        For: 12,795,913          Withheld: 41,964
         Ernest Mario            For: 12,786,976          Withheld: 50,901
         John R. Miller          For: 12,792,438          Withheld: 45,439
         Phillip M. Nudelman     For: 12,790,007          Withheld: 47,870
         Harry Woolf             For: 12,789,873          Withheld: 48,004


         (2) The adoption of an amendments to the 1992, Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan, including an increase in the number of shares issuable under the plan by 850,000:

         For: 8,567,911  Opposed: 2,441,328  Abstained: 122,695  Broker Non-
         votes: 1,705,943

         (3) The adoption of an amendment to the Nonemployee Director Stock Option Plan to increase the number of shares issuable under the plan by 100,000:

         For: 9,906,014 Opposed: 1,096,822 Abstained: 52,966 Broker Non-votes: 1,782,075

         (4) Ratification of Auditors - The Company proposal to approve the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for 1998:

         For: 12,780,081         Withheld: 18,220            Abstained: 39,576

Item 5.           Other Information
                  -----------------

On July 29, 1998, Royal Philips Electronics (Philips) of the Netherlands and the Company announced the signing of an Agreement and Plan of Merger for Philips to acquire all of the outstanding shares of the Company for approximately $800,000 or $50.50 per share for each outstanding share of the Company's common stock. The transaction will be a cash tender offer followed by a cash merger to acquire any shares not previously tendered. As a result of the transaction, the Company will become a wholly owned subsidiary of Philips.

The Company's Board of Directors unanimously approved the transaction. Philips commenced its cash tender offer on August 4, 1998. The cash tender offer is subject to Philips receiving at least a majority of the fully diluted shares of the Company as well as the receipt of customary regulatory approvals. Completion of the transaction is expected in September 1998 provided the above conditions are met.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)  Exhibits - Financial Data Schedule

                  Exhibit                   Description
                  -------                   -----------

                  l0.1 Revolving Credit Loan Agreement and Guaranty by and among Advanced Technology Laboratories, Inc., ATL Ultrasound, Inc. and Seafirst Bank, dated as of July 1, 1997.

                  10.2 Revolving Credit Loan Modification Agreement, dated as of April 21, 1998, to Revolving Credit Loan Agreement, by and among Advanced Technology Laboratories, Inc., ATL Ultrasound, Inc. and Seafirst Bank.

                  10.3 Loan Modification Agreement between Seafirst Bank, Advanced Technology Laboratories, Inc., and ATL Ultrasound, Inc. dated as of June 16, 1998.

                  10.4 Guaranty of Payment and Performance by ATL Ultrasound, Inc. to Seafirst Bank, dated as of June 16, 1998.

                  10.5 Promissory Note to Seafirst Bank, made by Advanced Technology Laboratories, Inc., dated as of June16, 1998.


                  10.6(A) Form of Employment Agreements between ATL Ultrasound, Inc. and Donald D. Blem, Castor F. Diaz, Pamela L. Dunlap, and Jacques Souquet, effective as of January 1, 1997.

                  10.7 Agreement and Plan of Merger, dated as of July 29, 1998 among ATL Ultrasound, Inc. Philips North America Corporation and Philips Acquisition, Inc. (Incorporated by reference from Philips Acquisition Inc. Tender Offer Statement on Schedule 14D-1 dated August 4, 1998.)

                  ----------
                      (A)  Management Contracts and Compensatory Arrangements.


               (b)  Reports of Form 8-K - None.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       ATL ULTRASOUND, INC.
                                           (Registrant)



Date:     August 13, 1998       BY:    /s/ Pamela L. Dunlap
                                       ______________________________
                                         Pamela L. Dunlap

                                               Senior Vice President
                                             Finance and Administration
                                             and Chief Financial Officer